Form 10-Q
period 1996-03-31
PRIME BANCORP INC
filed 1996-05-15
CIK 823550

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

(X)  Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

                               OR

( )  Transition report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the Quarter Ended:
March 31, 1996                    Commission File Number: 0-17286

                      PRIME BANCORP, INC.
     (Exact name of registrant as specified in its charter)

           Delaware                               23-2528428
(State of other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

6425 Rising Sun Avenue, Philadelphia, Pennsylvania   19111
(Address of principal executive offices)          (Zip Code)

                  (215) 742-5300
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X          No

     The number of shares outstanding of the Registrant's common stock as of March 31, 1996:

                    Common Stock -- 3,723,353

                            PRIME BANCORP, INC.


                                   INDEX


Part I    Financial Information

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial                    1
               Condition:
               December 31, 1995 and March 31, 1996
               (Unaudited)

          Consolidated Statements of Operations,                  2
               Three Months Ended:
               March 31, 1995 and 1996
               (Unaudited)

          Consolidated Statements of Cash Flows,                3 - 4
               Three Months Ended:
               March 31, 1995 and 1996
               (Unaudited)

          Notes to Consolidated Financial Statements            5 - 6

     Item 2.   Management's Discussion and Analysis of          7 - 13
               Financial Condition and Results of Operations

Part II   Other Information                                       14

Signatures                                                        15

                            PRIME BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)

                                              December 31,      March 31,
                                                 1995             1996
                                               --------        ---------
                                                               (Unaudited)
Assets
Cash and due from banks......................  $  13,092       $  14,909
Interest-bearing deposits....................     34,937           3,394
                                                 -------         -------
   Cash and cash equivalents.................     48,029          18,303
                                                 -------         -------
Investment securities (market value of
   ($13,849 and $11,457).....................     13,708          11,447
Investment securities available for sale.....     23,863          38,523
Mortgage-backed securities (market value of
   ($82,045 and $89,563).....................     81,084          89,270
Mortgage-backed securities available for sale     54,739          58,077

Loans receivable.............................    348,886         355,632
  Deferred fees..............................       (392)           (309)
  Allowance for loan losses..................     (3,764)         (3,812)
                                                 -------         -------
     Loans receivable, net...................    344,730         351,511
                                                 -------         -------
Loans held for sale .........................      6,814           6,710
Accrued interest receivable..................      4,339           4,557
Real estate owned............................        370             467
Land acquired for development and resale.....     10,405          10,367
Property and equipment.......................      9,229           9,269
Other assets.................................     10,665          10,466
                                                 -------         -------
      Total assets...........................  $ 607,975       $ 608,967
                                                 -------         -------
                                                 -------         -------
Liabilities and Stockholders' Equity
Liabilities:
   Deposits..................................  $ 476,539       $ 484,408
   Advances from Federal Home Loan Bank of
     Pittsburgh..............................     14,000          12,000
   Other borrowed money......................     54,844          47,020
   Advance payments by borrowers for taxes
     and insurance...........................      2,211           1,681
   Other liabilities.........................      4,134           6,374
                                                 -------         -------
      Total liabilities......................    551,728         551,483
                                                 -------         -------
Stockholders' equity
   Serial preferred, $1 par value; 5,000,000
     shares authorized and unissued..........      --              --
   Common stock, $1 par value; 10,000,000
     shares authorized; 3,889,707 and
     3,907,416 shares issued respectively....      3,890           3,907
   Additional paid-in capital................     30,455          30,632
   Retained earnings substantially restricted     24,275          25,245
   Valuation adjustment for debt securities
     net of taxes............................     (1,558)         (1,485)
   Treasury stock (184,063 shares at cost)...       (815)           (815)
                                                 -------         -------
   Total stockholders' equity................     56,247          57,484
                                                 -------         -------
   Total liabilities and stockholders' equity  $ 607,975       $ 608,967
                                                 -------         -------
                                                 -------         -------
See accompanying notes to consolidated financial statements

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)

                                              Three Months Ended March 31,
                                                  1995            1996
                                               ---------       ---------
                                                       (Unaudited)
Interest income:
     Loans receivable, net...................  $   7,322       $   7,760
     Mortgage-backed securities..............      2,082           2,257
     Investment securities...................        788             777
     Interest-bearing deposits...............         56             145
                                               ---------       ---------
          Total interest income..............     10,248          10,939
                                               ---------       ---------
Interest expense:
     Deposits................................      4,061           4,648
     Short-term borrowings...................        958             748
     Long-term borrowings....................         39              27
                                               ---------       ---------
          Total interest expense.............      5,058           5,423
                                               ---------       ---------
          Net interest income................      5,190           5,516
                                               ---------       ---------
Provision for loan losses....................        166             300
                                               ---------       ---------
     Net interest income after provision
        for loan losses......................      5,024           5,216
                                               ---------       ---------
Other income (expenses):
     Fees and service charges................        185             404
     Gain (loss) on sale of:
       Loans receivable, net.................         11              26
       Investment securities, net............       (292)            131
       Mortgage-backed securities, net.......        218           --
       Land acquired for development and sale         49           --
       Rental income.........................         18              68
     Other...................................        123             135
                                               ---------       ---------
          Total other income.................        312             764
                                               ---------       ---------
Other expenses:
     Salaries and employee benefits..........      1,443           1,844
     Occupancy and equipment.................        602             784
     Federal insurance premiums..............        257             251
     Other...................................        790             654
                                               ---------       ---------
          Total other expenses...............      3,092           3,533
                                               ---------       ---------
     Income before income taxes..............      2,244           2,447
     Income taxes............................        784             844
                                               ---------       ---------
          Net Income.........................  $   1,460       $   1,603
                                               ---------       ---------
                                               ---------       ---------

Earnings per share:
Primary and fully diluted....................  $     .38       $     .42

Weighted average number of shares
 outstanding.................................  3,753,402       3,779,600

Dividends declared per share.................     .15             .17
                                               ---------       ---------
                                               ---------       ---------

See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                              Three Months Ended March 31,
                                                  1995            1996
                                               ---------       ---------
                                                       (Unaudited)
Cash flows from operating activities:
  Net Income.................................  $   1,460       $   1,603
    Adjustments to reconcile net income
      to net cash from operating activities:
        Depreciation.........................        375             413
        (Gain) loss on sale of:
          Loans receivable...................        (11)            (26)
          Investment securities .............        292            (131)
          Mortgage-backed securities ........       (218)           --
          Land acquired for development & resale     (49)           --
        Provision for loan losses............        166             300
        Increase in accrued interest
          receivable ........................       (333)           (218)
        Decrease in other assets.............      1,731             375
        Increase (decrease) in
          other liabilities..................     (1,080)          2,237
                                                 -------          ------
          Net cash provided from operating
               activities....................      2,333           4,553
                                                 -------          ------
Cash flows from investing activities:
  Investment securities available for sale:
    Purchases................................     (4,661)        (18,399)
    Repayments...............................      1,948           3,629
    Sales....................................     11,721           --
  Mortgage-backed securities available for sale:
    Purchases................................    (18,060)         (5,098)
    Repayments...............................      1,734           1,670
    Sales....................................     15,728           --
  Investment securities:
    Purchases................................     (2,063)         (6,593)
    Repayments...............................        178           8,985
  Mortgage-backed securities:
    Purchases................................       --            (9,672)
    Repayments...............................       --             1,486
  Loans receivable:
    Originations, net of repayments..........     (8,695)         (7,307)
  Loans held for sale:
    Originations, net of repayments..........     (1,031)         (1,533)
    Sales....................................      2,560           1,663
  Proceeds from sale of land acquired for
    development and resale...................        520             421
  Increase in land acquired for
    development and resale...................        (91)           (383)
  Purchase of property and equipment......          (359)           (356)
  (Increase) decrease in real estate owned          (125)              9
  Proceeds from sale of real estate owned.           130             120
                                                 -------         -------
  Net cash used in investing activities             (566)        (31,358)
                                                 -------         -------

See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Dollars in thousands)

                                              Three Months Ended March 31,
                                                 1995              1996
                                                       (Unaudited)
Cash flows from financing activities:
  Net increase in deposits...................      1,691           7,869
  Advances from the Federal Home Loan Bank
     of Pittsburgh...........................     26,350          19,000
  Repayments of advances from the Federal
    Home Loan Bank of Pittsburgh ............    (26,350)        (21,000)
  Decrease in other borrowed money...........     (4,119)         (7,824)
  Decrease in advance payments by borrowers
     for taxes and insurance.................       (383)           (530)
  Net proceeds from issuance of common stock.        --              194
  Cash dividends paid.........................      (588)           (630)
                                                --------        --------
     Net cash used in financing
       activities...........................      (3,399)         (2,921)
                                                --------        --------
     Net change in cash and cash equivalents      (1,632)        (29,726)
                                                --------        --------
Cash and cash equivalents:
   Beginning of year........................      26,852          48,029
                                                --------        --------
   End of year..............................   $  25,220       $  18,303
                                                --------        --------
                                                --------        --------

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest..............................  $   4,748       $   5,431
       Income taxes..........................        625            --
                                                --------        --------
   Non-cash investing activity consist of:
       Transfer of loans to real estate owned  $     782       $    --
                                                --------        --------
       Transfer of loans to land acquired for
         development and resale..............  $   9,392       $    --
                                                --------        --------
       Tax benefit associated with the
         exercise of stock options...........  $    --         $      74
                                                --------        --------

See accompanying notes to consolidated financial statements.

                       PRIME BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of Prime Bancorp, Inc. and subsidiaries (the "Company"). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which have been applied on a consistent basis except for the change in accounting principle as described below.


BUSINESS

     The Company's principal business is conducted through Prime Bank (the "Bank"). The Bank's principal business consists of attracting deposits and obtaining borrowings, then investing those deposits and borrowings in various types of loans, mortgage-backed securities, and other investments. These operations are conducted through a branch network in Southeastern Pennsylvania. While the Bank is subject to competition from other financial institutions, it is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory authorities.

     Effective March 19, 1996, the Company's subsidiary, Prime Bank, a federal savings bank, converted into a Pennsylvania chartered stock savings bank with the legal name, "Prime Bank, a savings bank." After the conversion, the Bank continues to do business under the name, "Prime Bank." After the conversion, the Bank's deposits will continue to be insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). Because the Bank's deposits are SAIF insured, the Company is deemed to be a "savings and loan holding company" regulated by the Office of Thrift Supervision, and not a "bank holding company," which would be regulated by the Board of Governors of the Federal Reserve System. The Bank continues to meet all applicable "qualified thrift lender" tests. In the opinion of the Company's management, there are not likely to be any material differences in the impact of Pennsylvania banking laws and regulations on the ordinary activities of the Bank, as compared to federal laws and regulations applicable to federal savings associations.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company's principal subsidiary is the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been

                       PRIME BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

made to prior year amounts to conform with the current year's presentation; such reclassifications have no impact on income. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

EARNINGS PER SHARE

     Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method.

LOAN IMPAIRMENT

     On January 1, 1995, the Company has adopted the provisions of Statement on Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting for Creditors of Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 and 118 require that "impaired" loans be measured based on present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

     As of March 31, 1996, the Company has impaired loans which consist of non-accrual loans.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Assets of the consolidated company increased 0.2% or $1.0 million from $608.0 million at December 31, 1995 to $609.0 at March 31, 1996. Proceeds from the sale of securities available for sale in December 31, 1995 were used to fund loan originations and security purchases. Because of the Bank's efforts to diversify lending away from traditional thrift residential lending, investments are disproportionally weighted into mortgage-backed securities, so that the Bank can continue to pass the Qualified Thrift Lender test. Interest rate risk is reduced through investments in medium term Collateral Mortgage Obligations ("CMOs") and Adjustable Rate Mortgages. A large percentage of the CMO investments are U.S. Agency or backed by U.S. Agency collateral and have average lives less than 4.5 years. The market value of mortgage-backed securities are inversely related to interest rates, market values generally rise as interest rates fall, and fall as interest rates rise. Prepayment speeds, which are partly a function of interest rates, also influence mortgage-backed security performance.

     Non-earning assets remained relatively unchanged for the three months ended March 31, 1996 when compared to December 31, 1995.
The Company's liabilities decreased by 0.04% or $0.2 thousand, from $551.7 million at December 31, 1995 to $551.5 million at March 31, 1996. Deposits increased $7.9 million due to the opening of the Huntingdon Valley and Yardley branches. Proceeds from deposits were used to payoff other borrowed money, which consists primarily of reverse repurchase agreements.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity for a financial institution is a measure of the financial institution's ability to fund customers' needs for borrowings and deposit withdrawals. The Company's policy has always been to maintain a strong liquidity position, in addition to cash and short-term investments. The Company's principal sources of funds are savings deposits, principal repayments on loans, proceeds from the sale of loans, funds from operations, advances from the FHLB of Pittsburgh and other borrowed money.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED


     Cash flows used in investing activities were $31.4 million for the three months ended March 31, 1996 compared to $566 thousand for the same period in 1995. This increase was attributable to an increase in net investment securities activity of $19.5 million, a net increase in mortgage-backed security activity of $11.0 million and an increase in land acquired for development and resale of $300 thousand.

     Cash flows used in financing activities were $2.9 million for the three months ended March 31, 1996 compared to $3.4 million cash provided from financing activities for the same period in 1995. This change is primarily attributable to a increase of $6.2 million in deposit activity which is partially offset by a decrease of $2.0 million in FHLB Advances activity and a $3.8 million in other borrowed money.

     Cash flows from operating activities provided $4.6 million and $2.3 million for the three months ended March 31, 1996 and 1995, respectively. This increase is primarily due to an increase in other liabilities of $2.2 million for the three months ended
March 31, 1996 in comparision to a decrease of $1.1 million for the same period in 1995 which is partially offset by a decrease in other assets of $1.4 million.

     The Bank is required under federal regulations to maintain specific levels of "liquidity" investments in qualifying types of U.S. Treasury and federal agency obligations and other types of investments having maturities of five years or less. The required level of these liquid investments, currently 5% of the Bank's net withdrawable deposits and plus short term liabilities, of which not less than 1% must consist of short term liquid assets as defined by the OTS, is changed from time to time by the OTS as a result of changes in economic conditions. Such investments are intended to provide a source of liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and for other short-term funding needs. At March 31, 1995 and 1996, the Bank's liquidity ratio as measured by OTS standards was 10.7% and 7.7%, respectively. The short-term liquidity ratios exceeded the regulatory requirement of 1 % for both periods. Under the liquidity standards set forth by the Federal Deposit Insurance Corporation, the Bank's liquidity ratio was 37.6% at March 31, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL

     The following table sets forth, at March 31, 1996, the FDIC requirements and the actual amount of regulatory capital that the Bank had under each requirement (dollars in thousands):

<CAPTION)
                                           Actual
                       Regulatory        Regulatory
                       Requirement        Capital          Percent
                       -----------       ----------        -------
Tangible Capital         $ 8,582           $43,088           7.53%
Risk-based Capital        29,408            46,900          12.76%
PA Leverage Capital       22,885            43,088           7.53%

The Bank meets the fully phased in risk-based capital requirements.

Net Income

     The Company reported net income of $1.6 million for the three months ended March 31, 1996. This represents an increase of $143 thousand when compared to the net income for the same period in 1995. This increase was primarily attributable to an increase of non-interest income of $452 thousand and an increase in net interest income after the provision for loan losses of $192 thousand which was offset by an increase in other expenses of $441 thousand and an increase in income taxes of $60 thousand.

     On a fully diluted per share basis net income increased to $.42 from $.38 for the three months ended March 31, 1996 compared to the same period in 1995. The Company's return on average assets was 1.01% and 1.05% for the three months ended March 31, 1995 and 1996, respectively. The Company's return on average equity for the three months ended March 31, 1995 and 1996 was 11.75% and 11.27%. Net income for the three month period ended March 31, 1996 remained relatively unchanged when compared to the quarter ended December 31, 1995, as reported in the 10-K filed with the SEC.

Net Interest Income

     The major component of the Bank's earnings is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Net interest income was $5.5 million for the three months ended March 31, 1996. This represents a 6.3% increase when compared to net interest income of $5.2 million for the same period in 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET INTEREST INCOME - CONTINUED

Net interest income increased by $200 thousand for the quarter ended March 31, 1996 compared to $5.2 million for the three months ended December 31, 1995 as reported in the 10-K filed with the SEC.

     The net interest margin decreased from 4.43% to 4.12% for the three months ended March 31, 1995 and 1996. The yield on average interest-earning assets decreased 33 basis points from 8.36% to 8.03% for the three months ended March 31, 1995 and 1996 respectively. The yields on investment and mortgage-backed securities increased 23 and 29 basis points, respectively, between the three month period ended March 31, 1996 and the comparable period in 1995. The cost of average interest bearing liabilities increased 2 basis points to 4.03% for the three months ended March 31, 1996 from 4.01% for the comparable period in March 31, 1995. This increase is attributable to a general increase in rates being offered on deposit products.

     The table below illustrates the changes in the net interest rate margin and interest rate spread for the three months ended
March 31, 1995 and 1996.

                                              Three months
                                                March 31,
                                            ---------------
                                             1995      1996
                                             -----     -----
Rate on interest-bearing assets.........     8.36%     8.03%
Rate on interest-bearing
     liabilities........................     4.01%     4.03%
                                             -----     -----
Net interest rate spread................     4.35%     4.00%
                                             -----     -----
Net interest rate margin................     4.43%     4.12%
                                             -----     -----

     Net interest income has also been affected by growth in interest-earning assets and an increase in interest bearing liabilities. Total average interest-earning assets increased $38.1 million for the three months ended March 31, 1996 to $554.0 million from $515.9 million at March 31, 1995. Total average interest-bearing liabilities increased $33.2 million for the three months ended March 31, 1996 to $537.7 million from $504.5 million at March 31, 1995.

PROVISIONS FOR LOAN LOSSES

     The provision for loan losses was $300 thousand for the three months ended March 31, 1996 compared to $166 thousand for the same period in 1995. The increase in the provision reflects the growth in the loan portfolio. The allowance for loan losses was $3.76 million and $3.81 million at December 31, 1995 and March 31, 1996, respectively. The Bank had net charge-offs of $298 thousand and

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions for Loan Losses - (Continued)

$290 thousand for the three months ended March 31, 1995 and 1996, respectively.

     The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 1995 and 1996 (Dollars in thousands):

                                           1995          1996
                                         -------       -------
Balance at the beginning of period        $4,285        $3,764
Provision for loan losses                    166           300
Recoveries                                     7            38
Losses charged against allowance            (305)         (290)
                                        --------      --------
Balance at the end of period            $  4,153      $  3,812

OTHER INCOME

     Other income increased $452 thousand for the three months ended March 31, 1996 to $764 thousand from $312 thousand for the comparable period in 1995. This increase was primarily attributable to an increase in fees and other service charges of $219 thousand and the increase of $205 thousand in gains on the sale of investment and mortgage-backed securities.

     Fees and service charges increased by $219 thousand to $404 thousand for the three months ended March 31, 1996 from $185 thousand for the same period in 1995. This increase is primarily attributable to an increase in service charges on deposit accounts of approximately $244 thousand.

OTHER EXPENSE

     Other expenses, which include salaries, employee benefits, occupancy and equipment, federal insurance premiums and other increased $369 thousand for the three month period ended
March 31, 1995 compared to March 31, 1994.

     The primary component of other expenses is salaries and employee benefits, which increased by $401 thousand to $1.8 million for the three months ended March 31, 1996 from $1.4 million for the same period in 1995. This increase is primarily attributable to branch expansion as well as increased staffing in the lending area.

     Occupancy and equipment expense increased 30.2% to $784
thousand for the three months ended March 31, 1996 from $602 thousand for the same period in 1995. This increase was primarily attributable to costs associated with a condominium project as well as branch expansion.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE - CONTINUED

     Federal insurance premiums remained relatively unchanged for the three months ended March 31, 1996 as compared to the same period in 1995.

     Other expenses decreased $136 thousand for the three months ended March 31, 1996 compared to the same period in 1995. This decrease is attributable to decreases in legal, insurance and data processing expenses.

DIVIDEND POLICY

     The Board of Directors of the Company declared a cash dividend of $0.17 per share of common stock on March 20, 1996, payable May 1, 1996, to shareholders of record on April 3, 1996. It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's twenty-ninth consecutive quarterly cash dividend.

     Future payment of dividends, however, will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, results of operations, industry standards, economic conditions and other factors including regulatory restrictions. Currently, the Company must rely on the Bank's payment of a dividend to the Company in order to generate the cash and income to pay the dividend. The Board may also consider the payment of stock dividends from time to time in addition to, or in lieu of, cash dividends.

     The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's net worth to be reduced below (1) the amount required for the liquidation account, or (2) the net worth requirement imposed by OTS.

CREDIT RISK

     The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by requiring annual reviews of all loan relationships in excess of $1,000,000 by the Credit Committee of the Board of Directors, by intensive collection efforts, and by entering regular loan classification reviews of loans by the loan review officer.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET QUALITY

     Non-performing assets, which include non-accruing loans and real estate owned, totaled $3.4 million at December 31, 1995 compared to $2.8 million at March 31, 1996. The following table sets forth non-performing assets as of December 31, 1995 and March 31, 1996 (Dollars in thousands):

                                     December 31,      March 31,
                                         1995            1996
                                     ----------       ----------
Non-accrual loans:
  Residential loans                   $  1,786        $  1,232
  Consumer loans                           269             372
  Commercial loans                         925             782
                                      ----------      ----------
    Total non-accrual loans              2,980           2,386
  Real estate owned                        370             457
                                      ----------      ----------
    Total non-performing assets (1)   $  3,350        $  2,843
                                      ----------      ----------
                                      ----------      ----------

  Total non-performing assets to
    loans receivable, net (1)            0.97%           0.81%
                                      ----------      ----------
                                      ----------      ----------

  Total non-performing assets to
    total assets (1)                     0.55%           0.47%
                                      ----------      ----------
                                      ----------      ----------

  Ratio of allowance for loan
    losses to non-performing loans     112.36%         134.08%
                                      ----------      ----------
                                      ----------      ----------

     (1) Statistics do not include the impact of the $10.0 million condominium project, which was acquired by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets, the ratio of non-performing assets to loans receivable, net and the ratio of non-performing assets to total assets would have been $12.8 million, 3.6% and 2.1% at March 31, 1996 if the condominium project was included in non-performing assets. Interest income not recorded on the project during the three months ended December 31, 1995 and March 31, 1996 was approximately $240 thousand and $231 thousand, respectively.

     Interest income not recognized for non-accrual loans during the three months ended December 31, 1995 and March 31, 1996 was $7 thousand and $57 thousand respectively.

                             PART II
                        OTHER INFORMATION

Item 1                  LEGAL PROCEEDINGS

     The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings wherein it enforces its security interest in mortgage loans made by it.


Item 2                CHANGES IN SECURITIES

     Not applicable.

Item 3           DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1996 Annual Meeting of Stockholders of Prime Bancorp, Inc. was held on April 17, 1996 for the purpose of electing two directors, the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year 1996. The results of the voting with respect to each nominee for director and, with respect to the ratification of auditors were as follows:

1. Directors                        For       Withheld    Non-Vote
                                 -----------  ----------  ---------
     a.  Raymond L. Weinmann      2,866,959     141,249       --
     b.  Erwin T. Straw           2,866,959     141,249       --

2. Ratification of Auditors
              For         Against      Abstain     Non-Vote
           ---------      -------      -------     --------
           2,993,716        6,909        7,580        --

Item 5                  OTHER INFORMATION

     Not applicable.

Item 6          EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
               None

        (b) Reports on Form 8-K
               None

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     Date:   May 15, 1996               /s/ James J. Lynch
           ------------------          --------------------
                                        JAMES J. LYNCH
                                        President and Chief
                                          Executive Officer



     Date:   May 15, 1996               /s/ Michael J. Sexton
          -------------------          -----------------------
                                        MICHAEL J. SEXTON
                                        Treasurer and Chief
                                          Financial Officer