Form 10-Q/A
period 1996-03-31
PRIME BANCORP INC
filed 1996-06-25
CIK 823550

                           FORM 10-Q/A

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

Item 4      Submission of Matters to a Vote of Security Holders

     The 1996 Annual Meeting of Stockholders of Prime Bancorp, Inc. was held
on April 17, 1996 for the purpose of electing two   directors, the
appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year 1996. The results of the voting with respect to each nominee for director and, with respect to the ratification of auditors were as follows:

1. Directors                        For       Withheld    Non-Vote
     a.  Raymond L. Weimann      2,866,959     141,249       --
     b.  Erwin T. Straw          2,866,959     141,249       --


2. Ratification of Auditors
              For         Against      Abstain     Non-Vote
           2,993,716        6,909        7,580        --


Item 5                       Other Information

     Not applicable.

Item 6               Exhibits and Reports on Form 8-K

     (a) Exhibits
          27. Financial Data Schedules

     (b) Reports on Form 8-K
          None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     Date:   May 15, 1996               /s/ James J. Lynch
                                        James J. Lynch
                                        President and Chief
                                          Executive Officer



     Date:   May 15, 1996               /s/ Michael J. Sexton
                                        Michael J. Sexton
                                        Treasurer and Chief
                                          Financial Officer

                               EXHIBIT INDEX

EXHIBIT                                         METHOD OF FILING
  27.    Financial Data Schedules ............. Filed herewith electronically