Form 10-Q
period 1996-06-30
PRIME BANCORP INC
filed 1996-08-14
CIK 823550

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

For the Quarter Ended:
June 30, 1996                                    Commission File Number: 0-17286

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

                             Yes     X          No

      The number of shares outstanding of the Registrant's common stock as of June 30, 1996:

                                 Common Stock -- 3,725,056

                                     PRIME BANCORP, INC.


                                           INDEX

Part I      Financial Information

      Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial                              1
                  Condition:
                  December 31, 1995 and June 30, 1996
                  (Unaudited)

            Consolidated Statements of Operations,                            2
                  Three Months Ended:
                  June 30, 1995 and 1996
                  (Unaudited)

            Consolidated Statements of Operations,                            3
                  Six Months Ended:
                  June 30, 1995 and 1996
                  (Unaudited)

            Consolidated Statements of Cash Flows,                         4 - 5
                  Six Months Ended:
                  June 30, 1995 and 1996
                  (Unaudited)

            Notes to Consolidated Financial Statements                     6 - 7

      Item 2.     Management's Discussion and Analysis of                  8 - 15
                  Financial Condition and Results of Operations

Part II     Other Information                                             16 - 42

Signatures                                                                   43

                                     PRIME BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Dollars in thousands)

                                              December 31,                June 30,
                                                  1995                      1996
                                               ----------                 ---------
                                                                         (Unaudited)
Assets
Cash and due from banks......................  $  13,092                  $  17,338
Interest-bearing deposits....................     34,937                      3,286
                                               ---------                  ---------
   Cash and cash equivalents.................     48,029                     20,624
                                               ---------                  ---------

Investment securities (market value of
   ($13,849 and $10,241).....................     13,708                     10,368
Investment securities available for sale.....     23,863                     43,587
Mortgage-backed securities (market value of
   ($82,045 and $95,704).....................     81,084                     96,403
Mortgage-backed securities available for sale     54,739                     55,544

Loans receivable.............................    348,886                    380,064
  Deferred fees..............................       (392)                       (80)
  Allowance for loan losses..................     (3,764)                    (3,737)
                                                --------                   --------
     Loans receivable, net...................    344,730                    376,247
                                                --------                   --------

Loans held for sale .........................      6,814                      6,654
Accrued interest receivable..................      4,339                      4,894
Real estate owned............................        370                        481
Land acquired for development and resale.....     10,405                     10,107
Property and equipment.......................      9,229                      9,200
Other assets.................................     10,665                     10,451
                                               ---------                  ---------
      Total assets...........................  $ 607,975                  $ 644,560
                                               ---------                  ---------
                                               ---------                  ---------

Liabilities and Stockholders' Equity
Liabilities:
   Deposits..................................  $ 476,539                  $ 499,781
   Advances from Federal Home Loan Bank of
     Pittsburgh..............................     14,000                     12,000
   Other borrowed money......................     54,844                     68,760
   Advance payments by borrowers for taxes
      and insurance..........................      2,211                      2,163
   Other liabilities.........................      4,134                      3,808
                                               ---------                  ---------
      Total liabilities......................    551,728                    586,512
                                               ---------                  ---------

Stockholders' equity
   Serial preferred, $1 par value; 5,000,000
      shares authorized and unissued..........      --                       --
   Common stock, $1 par value; 10,000,000
      shares authorized; 3,889,707 and
      3,909,119 shares issued respectively....     3,890                      3,909
   Additional paid-in capital.................    30,455                     30,637
   Retained earnings substantially restricted     24,275                     26,257
   Valuation adjustment for debt securities
      net of taxes............................    (1,558)                    (1,940)
   Treasury stock (184,063 shares at cost)....      (815)                      (815)
                                               ---------                  ---------
   Total stockholders' equity.................    56,247                     58,048
                                               ---------                  ---------
   Total liabilities and stockholders' equity. $ 607,975                  $ 644,560
                                               ---------                  ---------
                                               ---------                  ---------

               See accompanying notes to consolidated financial statements.

                                     PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Dollars in thousands)

                                                     Three Months Ended June 30,
                                                -----------------------------------
                                                   1995                      1996
                                                ---------                 ---------
                                                              (Unaudited)
Interest income:
      Loans receivable, net...................  $   7,623                 $   8,378
      Mortgage-backed securities..............      2,077                     2,425
      Investment securities...................        870                       781
      Interest-bearing deposits...............        226                        37
                                                ---------                 ---------
            Total interest income.............     10,796                    11,621
                                                ---------                 ---------

Interest expense:
      Deposits................................      4,693                     4,704
      Short-term borrowings...................        821                       914
      Long-term borrowings....................         27                        27
                                                ---------                 ---------
            Total interest expense............      5,541                     5,645
                                                ---------                 ---------
            Net interest income...............      5,255                     5,976
                                                ---------                 ---------
Provision for loan losses.....................        190                       350
                                                ---------                 ---------
      Net interest income after provision
         for loan losses......................      5,065                     5,626
                                                ---------                 ---------

Non-interest income:
      Fees and service charges................        331                       298
      Gain (loss) on sale of:
        Loans receivable, net.................         30                        23
        Investment securities, net............        (53)                       18
        Mortgage-backed securities, net.......        178                     --
        Land acquired for development and sale        (73)                    --
        Mortgage servicing rights.............        260                     --
      Rental income...........................         36                        75
      Other...................................        170                       196
                                                ---------                 ---------
            Total non-interest income.........        879                       610
                                                ---------                 ---------

Non-interest expense:
      Salaries and employee benefits..........      1,768                     1,790
      Occupancy and equipment.................        637                       873
      Federal insurance premiums..............        257                       251
      Other...................................        855                       788
                                                ---------                 ---------
            Total non-interest expense........      3,517                     3,702
                                                ---------                 ---------

Income before income taxes...................       2,427                     2,534
Income taxes.................................         925                       889
                                                ---------                 ---------
            Net Income.......................   $   1,502                 $   1,645
                                                ---------                 ---------
                                                ---------                 ---------


Earnings per share:
Primary and fully diluted....................  $     .40       $     .43

Weighted average number of shares
 outstanding.................................  3,761,713                  3,783,142

Dividends declared per share.................     .15             .17

              See accompanying notes to consolidated financial statements.

                                    PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Dollars in thousands)

                                                     Six Months Ended June 30,
                                                -----------------------------------
                                                   1995                      1996
                                                ---------                 ---------
                                                               (Unaudited)
Interest income:
      Loans receivable, net...................  $  14,945                 $  16,138
      Mortgage-backed securities..............      4,159                     4,682
      Investment securities...................      1,658                     1,558
      Interest-bearing deposits...............        282                       182
                                                ---------                 ---------
            Total interest income.............     21,044                    22,560


Interest expense:
      Deposits................................      8,754                     9,352
      Short-term borrowings...................      1,779                     1,662
      Long-term borrowings....................         66                        54
                                                ---------                 ---------
            Total interest expense............     10,599                    11,068
                                                ---------                 ---------
            Net interest income...............     10,445                    11,492
                                                ---------                 ---------
Provision for loan losses.....................        356                       650
                                                ---------                 ---------
      Net interest income after provision
         for loan losses......................     10,089                    10,842
                                                ---------                 ---------

Non-interest income:
      Fees and service charges................        516                       702
      Gain (loss) on sale of:
        Loans receivable, net.................         41                        49
        Investment securities, net............       (345)                      149
        Mortgage-backed securities, net.......        396                     --
        Land acquired for development and sale         49                     --
        Mortgage servicing rights.............        260                     --
        Real estate owned ....................        (73)                    --
      Rental income...........................         54                       143
      Other...................................        293                       331
                                                ---------
            Total non-interest income.........      1,191                     1,374
                                                ---------                 ---------

Non-interest expense:
      Salaries and employee benefits..........      3,211                     3,634
      Occupancy and equipment.................      1,239                     1,657
      Federal insurance premiums..............        514                       496
      Other...................................      1,645                     1,448
                                                ---------                 ---------
            Total non-interest expense........      6,609                     7,235
                                                ---------                 ---------

Income before income taxes....................      4,671                     4,981
Income taxes..................................      1,709                     1,733
                                                ---------                 ---------
            Net Income........................  $   2,962                 $   3,248
                                                ---------                 ---------
                                                ---------                 ---------
Earnings per share:
Primary and fully diluted.....................  $     .79                 $     .86

Weighted average number of shares
 outstanding..................................  3,756,606                 3,780,589

Dividends declared per share..................      .30                       .34

              See accompanying notes to consolidated financial statements.

                                    PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                       Six Months Ended June 30,
                                                         1995              1996
                                                                (Unaudited)
Cash flows from operating activities:
  Net Income.................................  $   2,963                  $   3,248
    Adjustments to reconcile net income
      to net cash from operating
      activities:
         Depreciation.........................        759                     1,036
        (Gain) loss on sale of:
           Loans receivable...................        (41)                      (49)
           Investment securities .............        345                      (149)
           Mortgage-backed securities ........       (396)                    --
           Land acquired for development & resale     (49)                    --
           Real estate owned .................         73                     --
         Provision for loan losses............        356                       650
         Increase in accrued interest
          receivable .........................       (509)                     (555)
         Decrease in other assets.............      5,343                       724
         Decrease in other liabilities........     (6,595)                     (329)
                                                ---------                 ---------
          Net cash provided from operating
                  activities..................      2,249                     4,576
                                                ---------                 ---------

Cash flows from investing activities:
  Investment securities available for sale:
    Purchases................................      (9,577)                  (24,144)
    Maturities...............................       1,903                     4,077
    Sales....................................      21,779                      --
  Mortgage-backed securities available for sale:
    Purchases................................     (23,103)                   (5,098)
    Repayments...............................       5,122                     3,551
    Sales....................................      29,131                      --
  Investment securities:
    Purchases................................     (11,706)                   (7,492)
    Maturities...............................         389                    10,981
  Mortgage-backed securities:
    Purchases................................       --                      (20,256)
    Repayments...............................       --                        4,937
  Loans receivable:
    Originations, net of repayments..........     (17,666)                  (32,432)
  Loans held for sale:
    Originations, net of repayments..........      (2,759)                   (3,028)
    Sales....................................       5,008                     3,237
  Proceeds from sale of land acquired for
    development and resale...................         520                     1,374
  Increase in land acquired for development
    and resale...............................        (524)                   (1,076)
  Purchase of property and equipment.........        (585)                     (814)
  Increase real estate owned ................        (124)                      (12)
  Proceeds from sale of real estate owned....         130                       166
                                                ---------                 ---------
  Net cash used in investing activities......      (2,062)                  (66,029)
                                                ---------                 ---------

               See accompanying notes to consolidated financial statements.

                                    PRIME BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Dollars in thousands)

                                                        Six Months Ended June 30,
                                                         1995              1996
                                                                (Unaudited)
Cash flows from financing activities:
  Net increase in deposits...................     21,790                     23,242
  Advances from the Federal Home Loan Bank
     of Pittsburgh...........................     68,450                     30,800
  Repayments of advances from the Federal
    Home Loan Bank of Pittsburgh ............    (60,450)                   (32,800)
  Increase (decrease) in other borrowed money    (28,588)                    13,916
  Increase (decrease) in advance payments by
      borrowers for taxes and insurance......         25                        (48)
  Net proceeds from issuance of common stock.       --                          201
  Cash dividends paid........................     (1,161)                    (1,263)
                                               ---------                  ---------
      Net cash provided from financing
       activities............................         66                     34,048
                                               ---------                  ---------

      Net change in cash and cash equivalents        253                    (27,405)
                                               ---------                  ---------

Cash and cash equivalents:
   Beginning of year........................      26,852                     48,029
                                               ---------                  ---------
   End of period............................      27,105                     20,624
                                               ---------                  ---------
                                               ---------                  ---------

Supplemental disclosure of cash flow
  information:
      Cash paid during the period for:
        Interest..............................  $  10,404                 $  10,976
        Income taxes..........................      1,478                     1,003
                                                ---------                 ---------
                                                ---------                 ---------

     Non-cash investing activity consist of:
        Transfer of loans to real estate owned  $     782                 $     265
                                                ---------                 ---------
                                                ---------                 ---------
        Transfer of loans to land acquired for
          development and resale..............  $   9,932                 $   --
                                                ---------                 ---------
                                                ---------                 ---------
     Tax benefit associated with the exercise
        of stock options......................  $    --                   $      74
                                                ---------                 ---------












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


Business

      The Company's principal business is conducted through Prime Bank (the "Bank"). The Bank's principal business consists of attracting deposits and obtaining borrowings, then investing those deposits and borrowings in various types of loans, mortgage-backed securities, and other investments. These operations are conducted through a branch network in Southeastern Pennsylvania. The Bank is subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory authorities.


Basis of Financial Statement Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company's principal subsidiary is the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year's presentation; such reclassifications have no impact on income. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Earnings Per Share

      Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method.

                                    PRIME BANCORP, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Impairment

      On January 1, 1995, the Company adopted the provisions of Statement on Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting for Creditors of Impairment of a Loan - Income Recognition and Disclosures. SFAS No. 114 and 118 require that "impaired" loans be measured based on present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

      As of June 30, 1996, the Company has impaired loans which consist of non-accrual loans with a specific reserve of $70 thousand.

Acquisition

      On June 12, 1996, Prime Bancorp, Inc. ("Prime") has entered into an Agreement and Plan of Reorganization ("Agreement") with First Sterling Bancorp, Inc. ("FSB"). Under the terms of the Agreement, Prime will exchange one (1) share of Prime common stock for each FSB share outstanding. This will result in the issuance of approximately 1.66 million shares of Prime common stock to the shareholders of FSB. The transaction is based on a fixed exchange ratio, and is expected to be accounted for as a pooling of interests. The transaction is also expected to be tax-free to the shareholders for federal income tax purposes.

      Prime is the savings and loan holding company for Prime Bank ("the Bank"), a Pennsylvania chartered stock savings bank. The Bank with approximately $629 million in assets, has 18 branches located in Philadelphia, Bucks and Montgomery counties. Headquartered in Devon, Pennsylvania, FSB is the holding company of First Sterling Bank ("First Sterling"), a Pennsylvania state chartered commercial bank with approximately $228 million in assets. First Sterling currently operates 4 branches located in Montgomery and Chester counties and recently received approval for a fifth location in Media, Delaware county.

The transaction is subject to customary regulatory approvals and is anticipated to close on or about December 31, 1996.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

      Assets of the Company increased on a consolidated basis 6.04% or $36.7 million from $607.9 million at December 31, 1995 to $644.6 at June 30, 1996. This increase is primarily attributable to a $31.5 million increase in loans receivable, net, a $16.4 million increase in investment securities, a $16.1 million increase in mortgage-backed securities which was partially offset by a decrease in cash and cash equivalents of $27.4 million. Because of the Bank's efforts to diversify lending away from traditional thrift residential lending, investments are disproportionally weighted into mortgage-backed securities, so that the Bank can continue to pass the Qualified Thrift Lending test. Interest rate risk is reduced through investments in medium term Collateral Mortgage Obligations ("CMOs") and Adjustable Rate Mortgages. A large percentage of the CMO investments are U.S. Agency or backed by U.S. Agency collateral and have average lives less than 4.5 years. The market value of mortgage-backed securities are inversely related to interest rates, market values generally rise as interest rates fall, and fall as interest rates rise. Prepayment speeds, which are partly a function of interest rates, also influence mortgage-backed security performance.

      The Company's liabilities increased by 6.30% or $34.8 million, from $551.7 million at December 31, 1995 to $586.5 million at June 30, 1996. This was due primarily to an increase $23.2 million in deposits. Borrowed money, which consists primarily of reverse repurchase agreements, increased $13.9 million. Funds obtained from deposit and reverse repurchase agreements were used to pay off a $2.0 million FHLB advance and to fund loan originations and security purchases.


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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources - Continued

      Cash flows used in investing activities were $66.0 million for the six months ended June 30, 1996 compared to $2.1 million for the same period in 1995. This increase was attributable to an increase in loan originations, net of prepayments of $14.8 million, an increase in investment activity of $19.4 million, an increase in mortgage-backed security activity of $28.0 million and a $2.0 million decrease in loans held for sale.

      Cash flows provided from financing activities were $34.0 million for the six months ended June 30, 1996 compared to $66 thousand for the same period in 1995. This change is primarily attributable to an increase of $42.5 million in other borrowed money and an increase of $1.5 million in deposits which is partially offset by an increase of $10.0 million in FHLB advances activity.

      Cash flows from operating activities provided $4.6 million and $2.2 million for the six months ended June 30, 1996 and 1995, respectively. This increase is primarily attributable to a decrease in other liabilities of $6.3 million offset by an increase in other assets of $4.6 million.

      The Bank is required under federal regulations to maintain specific levels of "liquidity" investments in qualifying types of U.S. Treasury and federal agency obligations and other types of investments having maturities of five years or less. The required level of these liquid investments, which is currently 5% of the Bank's net withdrawable deposits plus short-term liabilities, of which not less than 1% must consist of short term liquid assets as defined by the OTS, is changed from time to time by the OTS as a result of changes in economic conditions. Such investments are intended to provide a source of liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and for other short-term funding needs. At June 30, 1995 and 1996, the Bank's liquidity ratio as measured by OTS standards was 9.3% and 9.2%, respectively. The short-term liquidity ratios exceeded the regulatory requirement of 1% for both periods. Under the liquidity standards set forth by the Federal Deposit Insurance Corporation, the Bank's liquidity ratio was 31.44% at June 30, 1996.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Capital

      The following table sets forth, at June 30, 1996, the OTS capital and the PA minimum leverage ratio requirements and the actual amount of regulatory capital that the Bank had under each requirement (dollars in thousands):

                                             Actual
                            Regulatory     Regulatory
                            Requirement      Capital        Percent
                            -----------    ----------       -------
       Tangible Capital        9,133        $45,915          7.54%
       Risk-based Capital     31,729         49,652         12.52%
       PA Leverage Ratio      24,355         45,915          7.54%

The Bank meets the fully phased in risk-based capital requirements.

Net Income

      The Company reported net income of $3.2 million and $1.6 million for the six months and three months ended June 30, 1996. This represents an increase of $286 thousand and $143 thousand when compared to the net income for the same periods in 1995. The six month increase was primarily attributable to an increase in net interest income after provision for loan losses of $753 thousand and an increase of non-interest income of $183 thousand which is partially offset by increases of $626 thousand in non-interest expense and $24 thousand in income taxes. The three month increase was primarily attributable to an increase in net interest income after provision for loan losses of $561 thousand which is partially offset by an increase in non-interest expenses of $185 thousand and decreases in non-interest income of $269 thousand and income taxes of $36 thousand.

      On a fully diluted per share basis net income was $.86 and $.43 for the six months and three months ended June 30, 1996 compared to the same period in 1995. The Company's return on average assets was 1.04% and 1.05% for the six months and three months ended June 30, 1996 compared to 1.04% and 1.06% for the same period in 1995. The Company's return on average equity for the six months and three months ended June 30, 1996 were 11.37% and 11.39% compared with 11.59% and 11.25% for the same periods in 1995. Net income for the three month period ended June 30, 1996, increased 2.6% to $1.6 million when compared to the quarter ended March 31, 1996.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

      The major component of the Bank's earnings is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Net interest income was $11.5 million and $6.0 million for the six months and three months ended June 30, 1996. This represents a 10.02% and 13.7% increase when compared to consolidated net interest income of $10.4 million and $5.3 million for the same period in 1995. Net interest income increased by $460 thousand for the quarter ended June 30, 1996 from $5.5 million for the three months ended March 31, 1996.

      The net interest margin decreased from 4.35% to 4.23% in the six months ended June 30, 1996 compared to the same period in 1995. The decrease is primarily the result of a change in the mix of earning assets caused by leverage in the investment portfolio at somewhat lower spreads.

     The yield on average interest-earning assets decreased 32 and 38 basis points for the six months and the three months ended June 30, 1996 compared to the respective periods in 1995. The yields on investment and mortgage-backed securities increased 13 and 35 basis points, respectively, between the three month period ended June 30, 1996 and the comparable period in 1995.

     The cost of average interest-bearing liabilities decreased 42 basis points to 3.95% for the three months ended June 30, 1996 from 4.37% for the comparable period in 1995. This decrease is attributable to a general decrease in rates being offered on deposit products.

      The table below illustrates the changes in the net interest rate margin and interest rate spread for the six months and three months ended June 30, 1995 and 1996.

                                           Six Months       Three Months
                                             Ended             Ended
                                            June 30,         June 30,
                                          ------------     -------------
                                          1995    1996     1995     1996
                                          ----    ----     ----     ----
Rate on interest-earning assets.......    8.45%   8.13%    8.55%    8.17%
Rate on interest-bearing
  liabilities.........................    4.19%   4.01%    4.37%    3.95%
Net interest rate spread..............    4.26%   4.12%    4.18%    4.22%
Net interest rate margin..............    4.35%   4.23%    4.28%    4.30%

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - continued

      Net interest income has also been affected by growth in interest-earning assets and an increase in interest-bearing liabilities. Total average interest-earning assets increased $49.8 million for the six months ended June 30, 1996 to $567.0 million from $517.2 million at June 30, 1995. Total average interest-bearing liabilities increased $46.6 million for the six months ended June 30, 1996 to $552.4 million from $505.8 million at June 30, 1995.

Provisions for Loan Losses

      The provision for loan losses was $650 thousand and $350 thousand for the six months and the three months ended June 30, 1996 compared to $356 thousand and $190 thousand for the same periods in 1995. The allowance for loan losses was $3.8 million and $3.7 million at December 31, 1995 and June 30, 1996, respectively. The Bank had net charge-offs of $747 thousand and $457 thousand for the six months and three months ended June 30, 1996, compared to $1.0 million and $726 thousand for the respective periods in 1995.

      The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 1995 and 1996:

     (Dollars in thousands):
                                           1995          1996
     ---------------------------------------------------------------
     Balance at the beginning of period     $  4,285      $  3,764
     Provision for loan losses                   356           650
     Recoveries                                   15            70
     Losses charged against allowance         (1,039)         (747)
                                            --------      --------
     Balance at the end of period           $  3,617      $  3,737
                                            --------      --------
                                            --------      --------

Non-Interest Income

      Non-interest income increased 15.4% and decreased 30.6% for the six months and three months ended June 30, 1996 to $1.4 million and $610 thousand in 1996 from 1.2 million and $879 thousand for the comparable periods in 1995. The increase for the six month period was primarily attributable to a $186 thousand increase in fees and service charges, a net increase of $98 thousand realized on the sale of investment and mortgage-backed securities, and a $127 thousand increase in other and rental income offset by a decrease in the gain on sale of mortgage servicing rights of $260 thousand. The decrease for the three month period is primarily attributable to a decrease of $260 thousand on the gain on sale of mortgage servicing rights and a decrease of $107 thousand from the


                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Income - Continued
sale of investment and mortgage-backed securities which is partially offset by a loss of $73 thousand on the sale of land acquired for development and resale.

      Non-interest income for the three month period ended June 30, 1996 decreased $154 thousand from the three month period ended March 31, 1996.

Non-Interest Expense

      Overall non-interest expenses, which include salaries, employee benefits, occupancy and equipment, federal insurance premiums and other increased $169 thousand for the three month period ended June 30, 1996 compared to March 31, 1996.

      The primary component of other expenses is salaries and employee benefits, which increased 13.2% and 1.2% for the six months and three months ended June 30, 1996 from $3.2 million and $1.8 million in 1995 to $3.6 million and $1.8 million in 1996. The number of full time equivalent employees increased from 203 at June 30, 1995 to 217 at June 30, 1996 due to branch office expansion as well as increased staffing in the lending area.

      Occupancy and equipment expense increased 33.7% to $1.7 million and 37.0% to $873 thousand for the six months and three months ended June 30, 1996 from $1.2 million and $637 thousand for the same periods in 1995. The increase is primarily attributable to an increase in maintenance expense as well as the additional rent expense incurred from the opening of two branch offices and the acquisition of two branches since June 30, 1995.

     Federal insurance premiums decreased $18 thousand and $6 thousand for the six months and three months ended June 30, 1996 as compared to the same period in 1995.

     Other expenses decreased $197 thousand and $67 thousand for the six months and three months ended June 30, 1996 compared to the same period in 1995. This decrease is attributable to decreased marketing and supply expenses.












                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Dividend Policy

      The Board of Directors of the Company declared a cash dividend of $0.17 per share of common stock on June 19, 1996, payable August 1, 1996, to shareholders of record on July 5, 1996. It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's thirtieth consecutive quarterly cash dividend.

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

Credit Risk

      The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing underwriting standards, by requiring annual reviews of all loan relationships in excess of $1,000,000 by the Credit Committee of the Bank's Board of Directors, by intensive collection efforts, and by performing regular loan classification reviews of loans by the loan review officer.



















                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Asset Quality

      Non-performing assets, which include non-accrual loans and real estate owned, totaled $3.4 million at December 31, 1995 compared to $4.9 million at June 30, 1996. The following table sets forth non-performing assets as of December 31, 1995 and June 30, 1996 (Dollars in thousands):


                                     December 31,      June 30,
                                         1995            1996
                                     ------------    ----------
Non-accrual loans:
  Residential loans                   $  1,786        $  1,126
  Construction loans                      --             1,398
  Consumer loans                           269             316
  Commercial loans                         925           1,676
                                      --------        --------
    Total non-accrual loans              2,980           4,516
  Real estate owned                        370             481
                                      --------        --------
    Total non-performing assets (1)   $  3,350        $  4,997
                                      --------        --------
                                      --------        --------

  Total non-performing assets to
    loans receivable, net (1)            0.97%           1.33%
                                      --------        --------
                                      --------        --------

  Total non-performing assets to
    total assets (1)                     0.55%           0.78%
                                      --------        --------
                                      --------        --------

  Ratio of allowance for loan
    losses to non-performing loans     112.36%          82.75%
                                      --------        --------
                                      --------        --------


      (1) Statistics do not include the impact of the $10.0 million condominium project, which was acquired by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets, the ratio of non-performing assets to loans receivable, net and the ratio of non-performing assets to total assets would have been $13.4 million, 3.9% and 2.2% at December 31, 1995 and $15.0 million, 4.0% and 2.3% at June 30, 1996 if the condominium project was included in non-performing assets. Interest income not recorded on the project during the three months ended December 31, 1995 and June 30, 1996 was approximately $240 thousand and $243 thousand, respectively.

      Interest income not recognized for non-accrual loans during the three months ended December 31, 1995 and June 30, 1996 was $7 thousand and $67 thousand, respectively.










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

Item 4              Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5                               Other Information

      As a result of the conversion of Prime Bank, a federal savings bank, ("Prime Bank") to a Pennsylvania chartered stock savings bank under the name
"Prime Bank, a savings bank", effected on March 19, 1996, the regulatory framework with in which the Registrant (sometimes referred to as "Prime") and Prime Bank operate has changed significantly. In addition, the acquisition of First Sterling Bancorp, Inc. ("First Sterling") by means of a merger (the
Merger"), pursuant to an Agreement and Plan Reorganization dated June 12,
1996, (the "Merger Agreement") announced on June 12, 1996 and reported on
Form 8-K filed June 27, 1996, will also impact the Registrant from the bank regulatory perspective since First Sterling Bank ("First Sterling Bank") is a Pennsylvania chartered bank. Consequently, the descriptions in the Registrant's annual report on Form 10-K for the year ended December 31, 1995 relating to "Holding Company Regulation and Supervision", " Regulation of the
Bank", "Federal Home Loan bank System" and "Federal Reserve System" are no longer accurate. Set forth in this item 5 is current information with respect to these matters which takes into account the events described above.










                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)

                                REGULATION AND SUPERVISION

      Prime Bank, First Sterling Bank, Prime, First Sterling and New Prime are and will be subject to extensive federal and state regulation by various bank regulatory agencies. Certain activities of each of those entities may also be subject to regulation by federal or state securities regulatory agencies, state insurance regulatory agencies, and other federal, state and local governmental bodies. The following is only a general summary of the laws and regulations which will apply to Prime, Prime Bank and First Sterling Bank after the Merger.

      The statutes and regulations governing banks establish a comprehensive framework for the regulation of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory activities and examination policies including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation whether by the Pennsylvania
Department of Banking ("PADOB"), the Federal Deposit Insurance Corporation
("FDIC") or the Congress could have a material adverse impact on Prime, Prime
Bank, First Sterling Bank and their operations.

      Bank regulatory agencies have authority to impose a wide variety of enforcement actions and penalties on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements. Possible enforcement actions include the imposition of a capital plan, imposition of civil money penalties, conservatorship or receivership, and termination of deposit insurance. Under certain provisions of federal and state banking laws and regulations, banking agencies' enforcement powers extend to directors and officers of banks and other financial institutions and to other "institution-affiliated" parties, including stockholders, attorneys, appraisers and accountants.

Regulation of the Holding Companies

      Prime is a savings and loan holding company within the meaning of
Section 10 of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, Prime is registered with and subject to OTS examination and supervision as well as certain reporting requirements. First Sterling is, and it is intended that upon consummation of the Merger Prime will also be, a bank holding company within the meaning of Section 3 of the Bank Holding Company




                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
Act of 1956, as amended ("BHCA"). As such, First Sterling is, and Prime is expected to be, registered with and subject to FRB examination and supervision as well as certain reporting requirements. Prime will also be subject to certain regulation by Pennsylvania banking statutes affecting bank holding companies.

Federal Bank Holding Company Regulation

      Prime will be required to file with the Federal Reserve Board ("FRB") an annual report and such additional information as the FRB may require pursuant to the BHCA. The FRB may also make examinations of Prime and each of its non-bank subsidiaries. The BHCA requires each bank holding company to obtain the approval of the FRB before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.
Pursuant to the BHCA, Prime may only engage in or own companies that engage in banking or in activities deemed by the FRB to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and Prime must gain permission from the FRB prior to engaging in many new business activities.

      Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both.

Federal Savings and Loan Holding Company Regulation

      Prime will be required to file with the OTS an annual report and such additional information as the OTS may require pursuant to HOLA. The OTS may also make examinations of New Prime and its subsidiaries.







                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      The HOLA prohibits a savings and loan holding company, directly or indirectly, from (1) acquiring control (as defined under HOLA) of another insured institution (or holding company thereof) without prior OTS approval,
(2) acquiring more than 5% of the voting shares of another insured institution (or holding company thereof) which is not a subsidiary without prior regulatory approval, (3) acquiring through merger, consolidation or purchase of assets, another savings institution (whether or not it is insured by Savings Association Insurance Fund ("SAIF) or holding company thereof without prior OTS approval, or (4) acquiring control of a savings institution not insured by the SAIF (except through a merger approved by the OTS). A savings and loan holding company may not acquire as a separate subsidiary an insured institution which has principal offices outside of the state where the principal offices of its savings association subsidiary is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such insured institution as of March 5, 1987, or (iii) when applicable law specifically authorizes such an acquisition.

      Prime will be a nondiversified, "unitary" savings and loan holding company, which is a savings and loan holding company which controls only one savings association --- in this case, Prime Bank. There are generally no restrictions on the non-banking activities of such a savings and loan holding company and its nonbanking subsidiaries, although historically the FSLIC did not permit a savings and loan holding company to acquire or be acquired by a holding company engaged in securities underwriting or market making. Because
Prime also will be a bank holding company after the Merger, the restrictions on bank holding company activities described above will limit Prime's nonbanking activities, even if applicable OTS regulations would permit such activities. If Prime acquires another savings association as a separate subsidiary, Prime would then be classified as a "multiple" savings and loan holding company. If the activities of Prime Bank and related activities were, at some time in the future, to represent less than 50% of the consolidated net earnings of Prime for any fiscal year, Prime would then be classified as a "diversified" savings and loan holding company. In either case, Prime would become subject to additional limitations by OTS regulation on the types of business activities in which it or its subsidiaries might engage.

      If an insured institution subsidiary of a unitary savings and loan holding company fails to meet the "qualified thrift lender" ("QTL") test specified in HOLA and regulations thereunder, such unitary holding company also would become subject to severe restrictions regarding activities and other aspects of its operations. (See, "Regulation of the Banks - QTL
Test".)




                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      Under the Financial Institutions Reform, Recovery and Enforcement Act of
1989 ("FIRREA"), a savings and loan holding company may acquire up to 5% of the voting shares of any savings bank or savings and loan holding company not a subsidiary thereof without prior regulatory approval. Another provision of FIRREA permits a savings and loan holding company to acquire up to 15% of the voting shares of certain undercapitalized savings banks.

      Prime has the option to elect not to continue to be treated as a savings and loan holding company and to deregister as a savings and loan holding company. There is no assurance that Prime will continue to elect to be treated as a savings and loan holding company.

Dividends

      Dividend payments by Prime will be subject to federal and state regulation. Because Prime does not engage directly in any income producing activities, payment of dividends will also generally be subject to receipt of sufficient dividends from the Banks or other non-bank subsidiaries of Prime.
Dividend payments by the Banks are subject to limitations imposed by federal and state laws. Under the Pennsylvania Banking Code (the "PA Code"), no dividends may be paid by institutions such as the Banks except from "accumulated net earnings" (generally, undivided profits). Under the Federal
Deposit Insurance Act ("FDIA"), no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of banks to pay dividends, and the "prompt corrective action" regulations adopted by federal bank regulatory agencies further restrict payments of dividends by banks which are not adequately capitalized. Further, the payment of dividends by a bank can also be prohibited under certain circumstances if it is deemed an unsafe or unsound practice or would leave a bank in an unsafe or unsound condition.
Federal banking regulators have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.

Capital Adequacy

      The FRB has adopted risk-based capital and leverage ratio requirements for bank holding companies such as First Sterling. Prime will be subject to these guidelines upon completion of the Merger.






                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      Risk-Based Capital Guidelines. The FRB's risk-based capital guidelines for bank holding companies set a required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1 capital", consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

      Tier 1 Capital Leverage Ratio. The FRB has also established a minimum level of Tier 1 capital to total assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a Tier 1 capital leverage ratio of at least 1% to 2% above the 3% stated minimum.

      First Sterling currently meets these minimum capital requirements, and it is anticipated that, upon completion of the Merger, Prime will also meet these requirements. Set forth below is a table which shows in dollars and percentages the risk-based capital and Tier 1 capital leverage requirements applicable to First Sterling and Prime, together with the actual dollar amount and percentage of capital in each category at June 30, 1996 for First
Sterling, and the pro forma dollar amount and percentage of capital in each category for Prime assuming the Merger had been completed by June 30, 1996:


                                                                      Prime
                              Required    First Sterling   Pro Forma
Capital Requirement           Ratio       At 6/30/96       At 6/30/96

Risk-Based Capital
      Tier 1 Ratio            4.00%       $12,676  8.23%  $58,638 10.66%
      Total Capital Ratio     8.00%       $15,389  9.99%  $65,088 11.83%

Tier 1 Leverage Ratio   4.00%/5.00%       $12,676  5.56%  $57,638  6.89%


                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)

Change in Bank Control Act

      Under the Change in Bank Control Act of 1978 ("Change in Control Act"), no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of any federally insured depository institution unless the appropriate Federal banking agency has been given 60 days' prior written notice of the proposed acquisition and within that period has not issued a notice disapproving of the proposed acquisition or has issued written notice of its intent not to disapprove the action. For this purpose, "control" is generally defined as the power, directly, or indirectly, to direct the management or policies of an institution or to vote 25% or more of any class of its voting securities. In addition, a person will be presumed to have acquired "control" of an institution or holding company upon most acquisitions of power to vote 10% or more (but less than 25%) of any class of voting securities if the institution or holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or if no other person will own a greater percentage of that class of voting securities immediately after the transaction, but this presumption may be rebutted upon a formal finding by the appropriate Federal banking agency that the acquisition will not result in control. The period for the agency's disapproval may be extended by the agency. Upon receiving such notice, the Federal agency is required to provide a copy to the appropriate state regulatory agency if the institution of which control is to be acquired is state chartered, and the Federal agency is obligated to give due consideration to the views and recommendations of the state agency. Upon receiving a notice, the Federal agency is also required to conduct an investigation of each person involved in the proposed acquisition. Notice of such proposal is to be published and public comment solicited thereon. A proposal may be disapproved by the Federal agency if the proposal would have anticompetitive effects, if the proposal would jeopardize the financial stability of the institution to be acquired or prejudice the interests of its depositors, if the competence, experience or integrity of any acquiring person or proposed management personnel indicates that it would not be in the interest of depositors or the public to permit such person to control the institution, if any acquiring person fails to furnish the Federal agency with all information required by the agency, or if the Federal agency determines that the proposed transaction would result in an adverse effect on a deposit insurance fund. In addition, the Change in Control Act requires that, whenever any Federally insured depository institution makes a loan or loans secured, or to be secured, by 25% or more of the outstanding voting stock of a Federally insured depository institution, the president or chief executive

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
officer of the lending bank must promptly report such fact to the appropriate Federal banking agency regulating the institution whose stock secures the loan or loans.

Interstate Banking Legislation

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any State beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. States may opt out until June 1, 1997, but if so, domestic institutions will also be prohibited from branching interstate. States may also enact laws permitting interstate merger transactions and interstate de novo branching before June 1, 1997. Limited branch purchases are still subject to state laws.

      On July 6, 1995, Pennsylvania adopted an interstate banking act (the "PA Interstate Banking Act") to harmonize Pennsylvania banking laws with the Federal Interstate Banking Act. The PA Interstate Banking Act "opts in" early under the Federal Interstate Banking Act to permit interstate mergers, non-Pennsylvania holding company acquisitions of Pennsylvania banks, branch acquisitions and de novo branching in any of the manners contemplated by the Federal Interstate Banking Act, subject to prior regulatory approvals or filings. In general, the PA Interstate Banking Act permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania PADOB, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Prime management anticipates that the federal and Pennsylvania interstate banking legislation will increase competitive pressures in Prime Bank's and First Sterling Bank's respective markets by permitting entry of additional competitors but management is of the opinion that they will not have a material impact upon the anticipated results of operations of either Bank or of Prime.

Pennsylvania Banking Laws

      Under the PA Code as presently enacted, Prime will be permitted to control an unlimited number of banks, subject to prior approval of applicable federal bank regulatory agencies and, in certain cases, the PADOB. The PA Code authorizes reciprocal interstate banking with out any geographic

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
limitation. Reciprocity between states exist when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in many other states, including the adjoining states of Delaware, Maryland, New Jersey, Ohio, New York and other states, is currently authorized.

      With certain exceptions, the PA Code prohibits any person from acquiring, directly or indirectly, the power to elect a majority of the board of directors of a Pennsylvania commercial bank or stock savings bank, or more than 10% of any class of outstanding stock of such institutions (5% in certain circumstances) without prior approval of PADOB.


                                  REGULATION OF THE BANKS

      Prime Bank is a Pennsylvania chartered stock savings bank which is a member of the Federal Home Loan Bank ("FHLB") System. Its deposit accounts are insured up to applicable limits by the FDIC under the SAIF. Prime Bank is subject to extensive regulation by the PADOB, as its chartering agency, and the FDIC as its deposit insurer and primary federal banking regulator. Prime Bank must file reports with the PADOB and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions. Prime Bank is periodically examined by PADOB and the FDIC.

      First Sterling Bank is a Pennsylvania chartered commercial bank which is a member of the Federal Reserve System. Its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF").
First Sterling Bank is subject to extensive regulation by the PADOB, as its chartering agency, the FRB, as its primary federal banking regulator, and the FDIC as its deposit insurer. First Sterling Bank must file reports with the PADOB and the FRB concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions. First Sterling Bank is periodically examined by PADOB and the FRB.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)

Pennsylvania Banking Laws

      The activities of Pennsylvania chartered commercial banks and savings banks are governed by the PA Code. Because First Sterling Bank is a member of the Federal Reserve System, certain of its activities are also governed by FRB regulations applicable to member banks. Because Prime Bank is a state chartered savings bank which is not a member of the Federal Reserve System, certain of its activities are also governed by FDIC regulations.

      The PA Code limits the powers and activities of Pennsylvania chartered commercial banks and savings banks, including the investment and lending activities of those institutions. Subject to certain exclusions and qualifications, each of the Banks is limited in making loans to any one customer to an amount which equals 15% of each Bank's unimpaired capital accounts from time to time. Aggregate loans to related groups of customers may also be limited to this amount if so determined by the PADOB. Certain loans, such as real estate loans, consumer loans and residential mortgage loans, are subject to requirements and restrictions.

      PADOB regulations establish minimum capital requirements for Pennsylvania chartered financial institutions such as the Banks (the "PA Capital Rules"). The PA Capital Rules include a minimum requirement for leverage capital --- the ratio of "Tier 1" capital (as defined for federal bank regulatory purposes) to total assets --- of 4.00%, and a minimum requirement for "risked-based capital" as that which is required by federal banking laws. PADOB may set a higher minimum leverage ratio requirement for individual institutions. An institution that falls below these minimums, except in specified circumstances, will be deemed by PADOB to be in unsafe and unsound condition and conducting business in an unsafe manner. However, an institution which is in compliance with a written agreement or order, the purpose of which is to increase its capital ratios, will not be deemed unsafe and unsound condition or conducting business in an unsafe manner based on its capital ratios. Even if an institution meets its minimum capital ratio requirements, PADOB has authority to take enforcement action which is otherwise authorized against an institution which is in an unsafe or unsound condition, is conducting its business in an unsafe or unsound manner, is in violation of any agreement or order of PADOB, another banking agency, any court, the institution's charter, or other applicable laws, or as to which any other banking statute or regulation authorizes such enforcement action. At June 30, 1996, Prime Bank and First Sterling Bank each met the Pennsylvania minimum capital requirements.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)

      The table set forth below shows each capital requirement, together with the actual capital levels of each Bank expressed in both dollar amounts and percentages:

                              Required    Prime Bank       First Sterling
Capital Requirement           Ratio       At 6/30/96       At 6/30/96

PA Risk-Based Capital
      Tier 1 Ratio            4.00%    $45,915  11.58%     $12,676  8.23%
Total Capital Ratio           8.00%    $49,652  12.52%     $15,389  9.99%

PA Tier 1 Leverage Ratio      4.00%    $45,915   7.54%     $12,676  5.56%

      Under the PA Code, each Bank may establish branches and other offices without geographic limitation throughout Pennsylvania. The establishment of new branches or other offices of Pennsylvania chartered institutions such as the Banks are subject to the prior approval of PADOB.

Federal Deposit Insurance Regulation

      Pursuant to the provisions of FIRREA, a new insurance fund, administered by the FDIC and named SAIF, insures the deposits of savings associations formerly insured by the FSLIC. The FDIC fund existing prior to the enactment of FIRREA is now known as Bank Insurance Fund ("BIF") and continues to insure the deposits of commercial banks and certain savings banks and to be administered by the FDIC. Although the FDIC administers both funds, the assets and liabilities are not commingled.

      Safety and Soundness. Under the FDIA, federal regulators possess the power to prohibit regulated institutions such as Prime Bank and First Sterling Bank from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, recent Federal laws have expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restrict and regulate lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restrict management personnel of a bank from serving as directors or in other management positions with securities firms and with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restrict management personnel from borrowing from another institution that has a correspondent relationship with their bank.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of Prime does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires financial institutions to take certain actions relating to their internal operations including: providing annual reports on financial condition to the appropriate federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant and establishing an independent audit committee comprised solely of outside directors. The FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset
growth, compensation, fees and benefits.   A later amendment deals with
compensation standards. The FDICIA also requires the FDIC to assess deposit insurance premiums based on risk. As noted below, the federal banking agencies, including the OTS and the FDIC, have adopted certain rules implementing these standards.

      Prompt Corrective Action. The FDICIA also requires establishment of a system of prompt corrective action to resolve the problems of undercapitalized institutions. The federal banking regulators have adopted final rules, which require such regulators to take certain supervisory actions against undercapitalized institutions. The adopted rules create five categories consisting of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on distributions of dividends to seizure of the institution. Generally, subject to a narrow exception, the FDICIA requires the institution's regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The FDICIA authorizes the institution's regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that the ratio be no less than 2% of assets. The final rules also allow the regulators to downgrade an institution that meets certain minimum capital requirements but is otherwise in a "less than satisfactory" condition, which may result in an otherwise "adequately capitalized" institution with other problems being classified as "undercapitalized".

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      Under the OTS final rule implementing the prompt corrective action provisions, generally a savings association that has a total risk-based capital of less than 8.0% or a leverage ratio that is less than 4.0% would be considered to be undercapitalized. A savings association that has total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3.0% would be considered to be "significantly undercapitalized" and a savings association that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized." Generally, the rule requires an association to file a capital restoration plan with the OTS within 45 days of the date it is deemed to be "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also issue a capital directive to the association which includes additional discretionary restrictions on the association.

      Other provisions of the FDICIA require supplemental disclosure in financial statements filed with the regulators of the estimated fair market value of assets and liabilities; permits thrift institutions to acquire commercial banks and commercial banks to acquire thrift institutions with appropriate regulatory approval; adjust the capital standards to account for interest rate risk; and increase the amount of consumer loans that a savings association may invest in from 30% to 35% of total assets.

      Liability of Commonly Controlled Institutions; Priority Over Claims of Shareholders and Affiliates. Pursuant to provisions of the FDIA, if one or more insured depository institutions are under common control (as is the case with the Banks), each institution (the "Obligated Institution") is potentially liable to the FDIC for any loss incurred by the FDIC in connection with a default by the any other insured depository institution which is under common control (the "Defaulting Institution"). The FDIC's claim against the assets of an Obligated Institution for the payment of this liability has priority over any obligations which the Obligated Institution owes to its shareholders or affiliates, but is generally subordinate to obligations owed to persons other than shareholders or affiliates.

      Real Estate Lending Standards. Under FDICIA and regulations adopted thereunder, federally insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") that have been adopted by the federal bank regulators. The Interagency Guidelines, among other things, require depository institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans, the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other nonresidential property, the supervisory limit is 80%; (iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner-occupied, one- to four-family property), the limit is 85%, or 90% with appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

      Brokered Deposits. Federal law and regulations impose restrictions on the acceptance of brokered deposits. Absent a waiver from the FDIC, an insured depository institution will not be permitted to accept brokered deposits unless the institution is "well capitalized." The FDIC can only grant waivers to institutions that are "adequately capitalized" or that are in conservatorship. At June 30, 1996, neither Prime Bank nor First Sterling Bank had any brokered deposits.

Transactions with Affiliates and Other Related Parties

      Each of the Banks is subject to certain restrictions on transactions with "affiliates" such as Prime and any other non-bank subsidiaries of Prime pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"). In summary, Section 23A (i) imposes individual and aggregate percentage of capital limits on the dollar amount of a wide variety of affiliate dealings coming within the definition of a "covered transaction" (in general, the aggregate amount of transactions of either Bank with any one non-bank affiliate (other than the other Bank) is limited to 10% of the capital and surplus of the Bank and the aggregate amount of either Bank's transactions with all non-bank affiliates is limited to 20% of the Bank's capital and surplus.; (ii) establishes rules for ensuring arms' length dealings between a bank and its affiliates; (iii) precludes the acquisition of "low quality"

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
assets by a bank from its affiliates; and (iv) imposes detailed collateralization requirements for affiliate credit transactions. For purposes of Section 23A a "covered transaction" includes the following (with certain exceptions and exemptions): (A) a loan or extension of credit to an affiliate; (B) a purchase of, or an investment in, securities issued by an affiliate; (C) a purchase of assets (including assets subject to an agreement to repurchase) from an affiliate, with certain exceptions; (D) the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or Prime; and (E) the issuance of a guarantee, acceptance, or letter of credit, including an endorsement or standby letter of credit, on behalf of an affiliate. Section 23B requires a wide range of transactions which must be on terms which are at least as favorable to each Bank as would apply to similar transactions with non-affiliated companies. The transactions covered by section 23B include "covered transactions" that are subject to section 23A, as well as (I) a sales of securities or other assets to an affiliate including assets subject to an agreement to repurchase; (II) a payment of money or the furnishing of services to an affiliate under contract, lease, or otherwise; (III) any transaction in which an affiliate acts as an agent or broker or receives a fee for its services to the association or to any other person; or (IV) any transaction or series of transactions with a third party if an affiliate has an interest in the third party or participates in the transaction.

      Each Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans either Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval and reporting procedures to be followed.

Classification of Assets

      Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories:
"substandard", "doubtful" and "loss". For assets classified "substandard", and "doubtful", the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investment in subsidiaries, on a regular basis and set aside appropriate loss reserves on the basis of such classification. Management believes that Prime Bank and First Sterling Bank are each in compliance with the foregoing requirements.

Federal Minimum Capital Requirements - Prime Bank

      The FDIC has adopted risk-based capital and leverage ratio requirements for nonmember insured banks such as Prime Bank.

      Risk-Based Capital Guidelines. The FDIC's risk-based capital guidelines for nonmember banks set a required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1" (or "core") capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

      Tier 1 Capital Leverage Ratio. The FDIC has also established a minimum level of Tier 1 capital to total assets of 3% for those nonmember banks which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other nonmember banks are required to maintain a Tier 1 capital leverage ratio of at least 1% to 2% above the 3% stated minimum.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      At June 30, 1996, Prime Bank met each of its capital requirements. Set forth below is a table which sets forth in terms of dollars and percentages the tangible, core and risk-based capital requirements applicable to Prime Bank, together with the actual dollar amounts and percentages of capital for Prime Bank in each category at June 30, 1996:

                                    Required               Prime Bank
Capital Requirement                 Ratio                  At 6/30/96

Risk-Based Capital
      Tier 1 Ratio                  4.00%            $45,915      11.58%
Total Capital Ratio                 8.00%            $49,652      12.52%

Tier 1 Leverage Ratio               4.00%/5.00%      $45,915       7.54%

Federal Minimum Capital Requirements - First Sterling Bank

      Leverage Ratio. For banks which are members of the Federal Reserve System, the FRB has established a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6.0%. For these purposes, the components of "primary capital" generally include common stock, surplus, undivided profits, contingency and other capital reserves, and the allowance for possible loan and lease losses, and "total capital" includes the primary capital components plus limited life preferred stock and certain subordinated debt. In calculating the regulatory capital ratios, goodwill is deducted from both the numerator (capital) and the denominator (total assets) of the ratio, and the loan loss reserve is added to the denominator (total assets). Generally, the FRB expects member banks to operate above the minimum levels. Those member banks whose operations are deemed by the FRB to involve or to be exposed to high or inordinate degrees of risk may be expected to hold additional capital to compensate for those risks.

      In addition, the FRB has established three "zones" for total capital for banking organizations of all sizes for the purpose of determining the nature and intensity of supervisory actions:

            Zone              Total Capital Ratio

             1                Above 7.0%
             2                6.0% to 7.0%
             3                Below 6.0%

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      A member bank whose total capital places it in "Zone 1" will generally be considered adequately capitalized provided its "primary capital" is above the 5.5% minimum. In contrast, a member bank whose total capital places it in "Zone 3" will generally be considered undercapitalized, absent clear extenuating circumstances. Member banks in "Zone 2" will be scrutinized for a variety of financial risks and capital adequacy will be determined accordingly.

            At June 30, 1996, First Sterling Bank met each of its regulatory capital requirements. Set forth below is a table which sets forth in terms of dollars and percentages the tangible, core and risk-based capital requirements applicable to First Sterling Bank, together with the actual dollar amounts and percentages of capital for First Sterling Bank in each category at June 30, 1996:

                                    Required               First Sterling
Capital Requirement                 Ratio                  At 6/30/96

Primary Capital Ratio               5.50%                  $12,676  8.23%

Total Capital Ratio                 6.00%                  $15,389  9.99%

First Sterling's total capital ratio would place it in "Zone 1" for these purposes as of June 30, 1996.

Insurance of Deposit Accounts

      The FDIC sets deposit insurance assessment rates on a semiannual basis separately for SAIF. The FDIC has authority to reduce the assessment rates for either fund whenever the ratio of its reserves to insured deposits is equal to or greater than 1.25%, and to increase deposit insurance assessments whenever that ratio is less than 1.25%. Both funds' reserve levels have been less than 1.25% since the separate funds were established under FIRREA. The insurance assessments paid by an institution are to be based on the probability that its fund (BIF or SAIF) will incur a loss with respect to the institution.

      An institution's semiannual deposit insurance assessment is computed primarily by multiplying its "average assessment base" (generally, total insurable domestic deposits) for the prior semiannual period by one-half the annual assessment rate applicable to that institution depending upon its risk category, which is based principally on two measures of risk. These measures involve capital and supervisory factors.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      For the capital measure, institutions are assigned semiannually to one of three capital groups according to their levels of supervisory capital as reported on their call reports: "well capitalized" (group 1), "adequately capitalized" (group 2) and "undercapitalized" (group 3). The capital ratio standards for classifying an institution in one of these three groups are total risk-based capital ratio (10 percent or greater for group 1, and between 8 and 10 percent for group 2), the Tier 1 risk-based capital ratio (6 percent or greater for group 1, and between 4 and 6 percent for group 2), and the leverage capital ratio (5 percent or greater for group 1, between 4 and 5 percent for group 2).

      Within each capital group, institutions are assigned to one of three supervisory risk subgroups -- subgroup A, B, or C, depending upon an assessment of the institution's perceived risk based upon the results of its most recent examination and other information available to regulators. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B will consist of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the BIF. Subgroup C will consist of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Thus, there are nine possible classifications to which varying assessment rates are applicable. The regulation generally prohibits institutions from disclosing their subgroup assignments or assessment risk classifications without FDIC authorization.

      Prime Bank's deposits are insured by SAIF. Institutions with SAIF-insured deposits are obligated to pay assessments at rates which range from 23 to 31 basis points. Prime Bank's insurance premium assessment is currently 23 basis points. There is no assurance whether this assessment rate will change, either due to changes in the capital group or supervisory risk subgroup assigned Prime Bank by banking regulators or other action by regulators, or due to Congressional or regulatory changes to the assessment schedule.

      First Sterling Bank's deposits are insured by BIF. On November 14, 1995, the FDIC Board adopted a resolution to reduce to a range of 0 to 27 basis points the assessment rate applicable to deposits assessable by the BIF for the semiannual assessment period beginning January 1, 1996. The reduction represents a downward adjustment of 4 basis points from the revised BIF assessment rate schedule which was in effect for the second semiannual assessment period of 1995. First Sterling Bank's insurance premium assessment is currently $500 per quarter.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
      While reducing the BIF assessment rate, the FDIC maintained the SAIF assessment rates at current levels because the FDIC does not project the SAIF fund to reach the required reserve level of 1.25% of SAIF-insured deposits. Legislation has been introduced in Congress which may cause the merger of the BIF and SAIF funds. It is not possible to predict with any assurance if, or when, legislation might be enacted to merge the two insurance funds or, if such legislation is adopted, what impact the merger of the funds and the legislation would have upon future FDIC deposit insurance assessments on the Banks. Regulators have predicted that a failure to merge the SAIF and BIF funds will result in an increased incidence of conversions of deposits from SAIF to BIF as institutions attempt to reduce their costs of funds. One impact of the entry of new deposits into the BIF fund would be to dilute the proportion of coverage the BIF fund gives to existing BIF-insured deposits, which in turn could, over time, increase the cost of BIF deposit insurance. One impact of a reduction in the total deposits insured by SAIF fund could be an increased risk of higher assessment rates if an increased incidence of failures of SAIF-insured institutions occurs.

QTL Test - Prime Bank

      A "qualified thrift lender", or "QTL," test is applicable under FIRREA for purposes of determining the scope of permissible activities, pursuant to HOLA, for a savings and loan holding company which controls a "savings association". Under certain circumstances, a state chartered, FDIC-insured savings bank may be determined by the Director of the OTS to be a "savings association" for these purposes. Prime Bank is deemed, and it is expected that Prime Bank immediately after the Merger will continue to be deemed, a "savings association" for these purposes. In addition, any savings association which fails to meet the QTL test may be prohibited from engaging in activities not permitted to both national banks and savings associations, may be forced to convert to a national bank, and may be denied the privilege of advances, and ultimately may be required to repay outstanding advances, from any Federal Home Loan Bank. In addition, such a savings association may be required to be BIF insured and to pay the necessary "exit" and "entrance" fees for converting to BIF from SAIF.

      A new QTL test became effective as of January 1, 1992 and requires 65% of an institution's assets to consist of certain housing and consumer-related assets. Assets that qualify without limit for inclusion as part of the 65% requirement are loans related to domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
are related to residential housing or manufactured housing); and direct or indirect obligations of the FSLIC or FDIC; and shares of stock issued by any Federal Home Loan Bank. In addition, the following assets may be included in meeting the test subject to an overall limit of 20% of the savings bank's portfolio: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of investments in service corporations that meet certain housing-related standards; 200% of loans related to the acquisition, development and construction of one-to-four family housing meeting certain low-income standards; 200% of certain loans in areas where credit needs of low and moderate income residents are not being adequately met; 100% of certain loans to churches, schools, nursing homes and hospitals; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and shares of stock issued by the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. To management's knowledge, the OTS has not made any determination regarding the applicability of the QTL test to Prime Bank. However, to the extent it might apply, management believes that Prime Bank is in compliance with the QTL test.

      There is no assurance that Prime Bank will continue to comply with the QTL Test or will continue to elect to be treated as a "savings association" for various purposes.

Community Reinvestment

      Under the Community Reinvestment Act ("CRA"), as implemented by federal banking regulations, a bank or savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable federal regulator for each bank (the FRB in the case of First Sterling and the FDIC in the case of Prime Bank), in connection with its examination of the bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system in lieu of the existing five-tiered numerical rating system.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)

Federal Home Loan Bank System

      Prime Bank is a member of the FHLB System by way of investment in the Federal Home Loan Bank of Pittsburgh ("FHLBP"). The FHLB System consists of 12 regional Federal Home Loan Banks, subject to supervision and regulation by a newly created Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member financial institutions. Each financial institution member is required to acquire and hold shares of Federal Home Loan Bank capital stock in an amount at least equal to the greater of 1% of the financial institution's aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLBP. At June 30, 1996, Prime Bank had a $2.9 million investment in the stock of the FHLBP and was in compliance with this requirement. Advances from a FHLB are secured by a member's shares of stock in the FHLB, certain types of mortgages and other assets. Interest rates charged on advances vary with the maturity and the cost of funds to the FHLB. At June 30, 1996 Prime Bank had $58.0 million of advances and borrowings from the FHLBP. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Reserve System

      Federal Reserve Membership - First Sterling Bank. First Sterling Bank is a member of the Federal Reserve System. Member banks are entitled to certain borrowing, item clearing and other privileges at Federal Reserve Banks, and are obligated to purchase shares in the local Federal Reserve Bank. In the case of a state bank such as First Sterling Bank, the amount of Federal Reserve Bank stock which it is required to purchase and maintain must be equal to 6% of the paid-up capital and surplus of the member institution. Member banks are also required to comply with applicable regulations of the FRB. These include, without limitation, capital requirements, reporting requirements, submission to examination, limitations on certain activities, investments and loans, regulation of payment of dividends, and compliance with certain prompt corrective action, safety and soundness and real estate lending standards.

      Reserve Requirements. FRB regulations require each of the Banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% must be

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
maintained against aggregate transaction accounts of $51.9 million or less (subject to adjustment by the FRB) and an initial reserve of $1.557 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $51.9 million. The first $4.0 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The FRB may adjust reserve requirements or impose supplemental reserve requirements under some circumstances. Each of the Banks is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the effective return or yield on the Banks' assets.

Other Laws and Regulations

      Prime, First Sterling and the Banks are, and will continue after consummation of the Merger to be, subject to a variety of laws and regulations which are not limited to banking organizations. Without limiting the foregoing, in lending to commercial and consumer borrowers, and in owning and operating their properties, the Banks are each subject to regulations and risks under state and federal environmental laws.

Compliance

      While the expense of compliance can be substantial and could have an adverse effect on the net income of all regulated institutions such as the Banks, management believes that Prime, First Sterling and the Banks are presently in compliance with applicable laws and regulations in all material respects.

Legislation and Regulatory Changes

      Legislation and regulations may be proposed or enacted from time to time which could increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other competing financial services providers. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on New Prime or either of the Banks.

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)

Effect of Government Monetary Policies

      The earnings of Prime and First Sterling are, and the earnings of Prime after the Merger will be, affected by domestic and international economic conditions and the monetary and fiscal policies of the United States government and its agencies, as well as those of foreign countries. It is not possible to predict the nature and impact of future changes in economic conditions or governmental monetary or fiscal policies.


Recent Legislative Developments

      Legislation Regarding Bad Debt Reserve. Under Section 593 of the Code, thrift institutions such as Prime Bank which meet certain definitional tests primarily relating to their assets and the nature of their business are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. Prime Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may currently be computed using an amount based on Prime Bank's actual loss experience (the "experience method"), or a percentage equal to 8.0% of Prime Bank's taxable income (the "percentage of taxable income method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to a non-qualifying reserve. Under provisions of H.R. 3448 passed by Congress on August 2, 1996 ("H.R. 3448"), the percentage of taxable income method would be repealed and thrift institutions such as Prime Bank would be permitted to deduct bad debts only as they occur. In addition, Prime Bank would be required to recapture (i.e., take into income) over a 6-year period the excess of the balance of such reserves as of December 31, 1995, over the greater of (a) the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had Prime Bank always computed the additions to its reserves using the experience method. However, under H.R. 3448, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996, in which Prime Bank originates an amount of certain residential loans in excess of the average of the principal amounts of such loans made by Prime Bank during its six taxable years preceding 1996.

      If H.R. 3448 were not adopted, Prime would continue to be subject to recapture of approximately $7.7 million in excess bad debt reserve deductions if Prime Bank were to convert or merge into a commercial bank. However,

                                          PART II
                                     OTHER INFORMATION

Item 5. Other Information - (Continued)
if H.R. 3448 is enacted, a recapture of excess bad debt reserve deductions would not be required.

      Recapitalization of SAIF. The deposits of Prime Bank are currently insured by the SAIF. SAIF reserves have not grown as quickly as the BIF reserves due to a number of factors, including the fact that a significant portion of SAIF premiums have been and are currently being used to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.

      The U.S. Congress has been considering legislation which would provide for recapitalization of the SAIF. The legislation being considered by the House Banking Committee in August 1996 would provide that all SAIF member institutions would pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on recent levels of reserves maintained by the SAIF Fund, estimates of the amount of the special assessment required to recapitalize the SAIF have ranged from 75 to 80 basis points times the SAIF-assessable deposits. The special assessment would be payable upon enactment of the legislation, based on the amount of SAIF deposits on March 31, 1995. It is anticipated that, after the recapitalization of the SAIF, premiums of SAIF-insured institutions would be reduced so that they are comparable to those currently being assessed upon BIF-insured commercial banks. The legislation would also provide for the merger of the BIF and SAIF in 1999, and would direct the U.S. Treasury Department to make recommendations by March 31, 1997 on elements of a single charter for financial institutions. As considered by the House Banking Committee, the legislation included provisions empowering banking regulators to take steps to prevent affiliated institutions from facilitating deposit shifts from the SAIF to the BIF.

      It is presently uncertain whether legislation recapitalizing SAIF, reducing SAIF premiums and/or imposing a special one-time assessment on institutions with SAIF-insured deposits, will be adopted or, if adopted, the amount of the assessments, if any, that would be imposed on Prime Bank as a result.

                                           PART II
                                     OTHER INFORMATION

Item 6                       Exhibits and Reports on Form 8-K

      (a) Exhibits
            27.  Financial Data Schedule

      (b) Reports on Form 8-K - Report dated June 12, 1996 and June 27, 1996, and amended August 12, 1996, relating to execution of Agreement and Plan of Reorganization dated June 12, 1996 ("Agreement") with First Sterling Bancorp, Inc. The following financial statements were filed with such reports:

     Financial Statements, Pro Forma Financial Information and Exhibits
      a) Financial Statements of Business Acquired.
         Annual Financial Statements:
         Report of Independent Accountant's
         Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Income for the Years Ended
            December 31, 1995, 1994 and 1993
         Consolidated Statements of Shareholders' Equity for
            the Years Ended December 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows for the Years
            Ended December 31, 1995, 1994 and 1993
         Notes to Consolidated Financial Statements

         Interim Financial Statements:
         Consolidated Balance Sheets at June 30, 1996 and
            December 31, 1995
         Consolidated Statements of Income (Unaudited) for
            the Three and Six Months Ended June 30, 1996
            and 1995
         Consolidated Statements of Cash Flows (Unaudited)
            for the Six Months Ended June 30, 1996 and
            1995
         Notes to Consolidated Financial Statements
            (Unaudited)

     b) Pro Forma Financial Information
       The following unaudited pro forma condensed consolidated
           financial statements are filed with this report:
       Pro Forma Combined Balance Sheet at June 30, 1996
       Pro Forma Condensed Combined Statement of Operations
          Six Months Ended June 30, 1996 and 1995
       Pro Forma Condensed Combined Statement of Operations
           Years Ended December 31, 1995 and 1994
           Years Ended December 31, 1993
       Notes to Pro Forma Combined Financial Information

                                          PART II
                                     OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K - (Continued)

The Pro Forma Combined Balance Sheet of Prime and First Sterling as of June 30, 1996, give effect to the Merger using a pooling of interest method of accounting. The Pro Forma Financial Information should be read in conjunction with the Consolidated Financial Statements of the Registrant. The data set forth is not necessarily indicative of the results of the future operations of Prime upon consummation of the Merger or the actual results that would have been achieved had the Merger been consummated for the periods presented.

                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





      Date:   August 15, 1996                   /s/ James J. Lynch
                                                James J. Lynch
                                                President and Chief
                                                  Executive Officer



      Date:   August 15, 1996                   /s/ Michael J. Sexton
                                                Michael J. Sexton
                                                Treasurer and Chief
                                                   Financial