Form 10-Q
period 1996-09-30
PRIME BANCORP INC
filed 1996-11-15
CIK 823550

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

For the Quarter Ended:
September 30, 1996                Commission File Number: 0-17286

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

                Yes     X          No

     The number of shares outstanding of the Registrant's common stock as of September 30, 1996:

                    Common Stock -- 3,725,066

                            PRIME BANCORP, INC.


                                   INDEX

Part I    Financial Information

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial                    1
               Condition:
               December 31, 1995 and September 30, 1996
               (Unaudited)

          Consolidated Statements of Operations,                  2
               Three Months Ended:
               September 30, 1995 and 1996
               (Unaudited)

          Consolidated Statements of Operations,                  3
               Nine Months Ended:
               September 30, 1995 and 1996
               (Unaudited)

          Consolidated Statements of Cash Flows,                4 - 5
               Nine Months Ended:
               September 30, 1995 and 1996
               (Unaudited)

          Notes to Consolidated Financial Statements            6 - 8

     Item 2.   Management's Discussion and Analysis of          9 - 17
               Financial Condition and Results of Operations

Part II   Other Information                                       18

Signatures                                                        19

                            PRIME BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)

                                              December 31,    September 30,
                                                 1995             1996
                                              ------------    -------------
                                                               (Unaudited)
Assets
Cash and due from banks......................  $  13,092       $  21,260
Interest-bearing deposits....................     34,937           1,952
                                               ---------       ---------
   Cash and cash equivalents.................     48,029          23,212
                                               ---------       ---------

Investment securities (fair value of
   ($13,849 and $10,810).....................     13,708          10,892
Investment securities available for sale.....     23,863          45,417
Mortgage-backed securities (fair value of
   ($82,045 and $99,622).....................     81,084         100,123
Mortgage-backed securities available for sale     54,739          54,595

Loans receivable.............................    348,886         406,896
  Deferred fees..............................       (392)            (56)
  Allowance for loan losses..................     (3,764)         (4,148)
                                               ---------       ---------
     Loans receivable, net...................    344,730         402,692
                                               ---------       ---------

Loans held for sale .........................      6,814           6,609
Accrued interest receivable..................      4,339           5,054
Real estate owned............................        370             445
Land acquired for development and resale.....     10,405           9,483
Property and equipment.......................      9,229           9,138
Other assets.................................     10,665           9,646
                                               ---------       ---------
      Total assets...........................  $ 607,975       $ 677,306
                                               ---------       ---------
                                               ---------       ---------
Liabilities and Stockholders' Equity
Liabilities:
   Deposits..................................  $ 476,539       $ 499,507
   Advances from Federal Home Loan Bank of
     Pittsburgh..............................     14,000          12,000
   Other borrowed money......................     54,844          99,291
   Advance payments by borrowers for taxes
     and insurance...........................      2,211           1,119
   Other liabilities.........................      4,134           7,874
                                               ---------       ---------
      Total liabilities......................    551,728         619,791
                                               ---------       ---------

Stockholders' equity
   Serial preferred, $1 par value; 5,000,000
     shares authorized and unissued..........      --              --
   Common stock, $1 par value; 10,000,000
     shares authorized; 3,889,707 and
     3,909,129 shares issued in 1995 and 1996      3,890           3,909
   Additional paid-in capital................     30,455          30,637
   Retained earnings substantially restricted     24,275          25,521
   Valuation adjustment for debt securities
     net of taxes............................     (1,558)         (1,737)
   Treasury stock (184,063 shares at cost)...       (815)           (815)
                                               ---------       ---------
   Total stockholders' equity................     56,247          57,515
                                               ---------       ---------
   Total liabilities and stockholders' equity  $ 607,975       $ 677,306
                                               ---------       ---------
                                               ---------       ---------

See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)

                                            Three Months Ended September 30,
                                                 1995             1996
                                                       (Unaudited)
Interest income:
     Loans receivable, net...................  $   7,728       $   8,739
     Mortgage-backed securities..............      2,028           2,516
     Investment securities...................        948             829
     Interest-bearing deposits...............         58              43
          Total interest income..............     10,762          12,127

Interest expense:
     Deposits................................      4,831           4,720
     Short-term borrowings...................        678           1,259
     Long-term borrowings....................         27              27
          Total interest expense.............      5,536           6,006
          Net interest income................      5,226           6,121
Provision for loan losses....................        159             455
     Net interest income after provision
        for loan losses......................      5,067           5,666

Non-interest income:
     Fees and service charges................        354             326
     Gain (loss) on sale of:
       Loans held for sale...................        120              29
       Investment securities available for
         sale................................         29              59
       Mortgage-backed securities available
         for sale............................         20            --
       Real estate owned.....................         13              14
       Rental income.........................         51              49
     Other...................................        190             180
          Total non-interest income..........        777             657

Non-interest expenses:
     Salaries and employee benefits..........      1,726           1,928
     Occupancy and equipment.................        652             875
     Federal insurance premiums..............        243             256
     FDIC special assessment.................        --            2,713
     Other...................................        825             843
          Total non-interest expenses........      3,446           6,615

     Income before income taxes..............      2,398            (292)
     Income taxes............................        907            (189)
          Net Income.........................  $   1,491       $    (103)

Earnings per share:
Primary and fully diluted....................  $     .40       $    (.03)
Weighted average number of shares
 outstanding.................................  3,755,673       3,788,389
Dividends declared per share.................     .15             .17

See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)

                                            Nine Months Ended September 30,
                                                 1995             1996
                                                      (Unaudited)
Interest income:
     Loans receivable, net...................  $  22,673       $  24,780
     Mortgage-backed securities..............      6,187           7,198
     Investment securities...................      2,606           2,387
     Interest-bearing deposits...............        340             225
          Total interest income..............     31,806          34,590

Interest expense:
     Deposits................................     13,585          14,072
     Short-term borrowings...................      2,457           2,921
     Long-term borrowings....................         93              81
          Total interest expense.............     16,135          17,074
          Net interest income................     15,671          17,516
Provision for loan losses....................        515           1,105
     Net interest income after provision
        for loan losses......................     15,156          16,411

Non-interest income:
     Fees and service charges................        870           1,125
     Gain (loss) on sale of:
       Loans held for sale...................         53              78
       Investment securities available for
         sale................................       (316)            208
       Mortgage-backed securities available
         for sale............................        416             --
       Real estate owned ....................        (60)             14
       Land acquired for development and sale         49             --
       Mortgage servicing rights.............        260             --
       Rental income.........................        105             192
     Other...................................        591             511
     Total non-interest income...............      1,968           2,128

Non-interest expenses:
     Salaries and employee benefits..........      4,937           5,562
     Occupancy and equipment.................      1,891           2,532
     Federal insurance premiums..............        757             758
     FDIC special assessment.................        --            2,713
     Other...................................      2,470           2,285
          Total non-interest expenses........     10,055          13,850
     Income before income taxes..............      7,069           4,689
     Income taxes............................      2,616           1,544
          Net Income.........................  $   4,453       $   3,145

Earnings per share:
Primary and fully diluted....................  $    1.18       $     .83
Weighted average number of shares
 outstanding.................................  3,761,920       3,784,186
Dividends declared per share.................     .45             .51

See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                             Nine Months Ended September 30,
                                                 1995              1996
                                                       (Unaudited)

Cash flows from operating activities:
  Net Income.................................  $   4,453       $   3,145
    Adjustments to reconcile net income
      to net cash from operating
      activities:
        Depreciation.........................      1,145           1,565
        (Gain) loss on sale of:
          Loans held for sale................        (53)            (78)
          Investment securities available for
            sale.............................        316            (208)
          Mortgage-backed securities
            available for sale...............       (416)           --
          Land acquired for development & resale     (49)           --
          Real estate owned .................         60             (14)
        Provision for loan losses............        515           1,105
        Increase in accrued interest
          receivable ........................       (880)           (715)
        Decrease in other assets.............      1,841             304
        Increase (decrease) in
          other liabilities..................     (5,383)          3,737
          Net cash provided from operating
               activities....................      1,549           8,841

Cash flows from investing activities:
  Investment securities available for sale:
    Purchases................................    (11,717)        (28,139)
    Maturities...............................      1,284           5,433
    Sales....................................     28,809             839
  Mortgage-backed securities available for sale:
    Purchases................................    (34,722)         (5,098)
    Repayments...............................      8,369           5,811
    Sales....................................     31,642            --
  Investment securities:
    Purchases................................    (15,973)         (9,067)
    Maturities...............................      1,142          12,083
  Mortgage-backed securities:
    Purchases................................    (10,395)        (27,202)
    Repayments...............................        653           8,163
  Loans receivable:
    Originations, net of repayments..........    (29,018)        (59,349)
  Loans held for sale:
    Originations, net of repayments..........     (4,832)         (5,527)
    Sales....................................      7,523           5,810
  Proceeds from sale of land acquired for
    development and resale...................        520           2,140
  Increase in land acquired for development
    and resale...............................        (53)         (1,218)

See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Dollars in thousands)

                                             Nine Months Ended September 30,
                                                 1995              1996
                                                       (Unaudited)

Cash flows from investing activities (continued):
  Purchase of property and equipment.........     (1,136)         (1,186)
  (Increase) decrease real estate owned .....       (224)              2
  Proceeds from sale of real estate owned....        650             219
  Net cash and cash equivalents received
    from banking institutions acquired.......       --              --
  Net cash used in investing activities......    (27,478)        (96,286)

Cash flows from financing activities:
  Net increase in deposits...................     25,677          22,968
  Advances from the Federal Home Loan Bank
     of Pittsburgh...........................     69,150          35,200
  Repayments of advances from the Federal
    Home Loan Bank of Pittsburgh ............    (61,150)        (37,200)
  (Increase) decrease in other borrowed money    (13,269)         44,447
  Decrease in advance payments by borrowers
    taxes and insurance......................       (757)         (1,092)
  Net proceeds from issuance of common stock.        --              201
  Cash dividends paid........................     (1,734)         (1,896)
     Net cash provided from financing
       activities............................     17,917          62,628

     Net change in cash and cash equivalents      (8,012)        (24,817)

Cash and cash equivalents:
   Beginning of period......................      26,852          48,029
   End of period............................      18,840          23,212

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest..............................  $  15,881       $  17,061
       Income taxes..........................      2,381           1,207

     Non-cash investing activity consist of:
       Transfer of loans to real estate owned  $     849       $     282
       Transfer of loans to land acquired for
          development and resale.............  $   9,392       $   --

     Valuation Adjustment (net of taxes) for:
       Investment securities available
          for sale ..........................  $      78       $     215
       Mortgage-backed securities available
          for sale ..........................  $     701       $     719


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


Basis of Financial Statement Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company's principal subsidiary is the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year's presentation; such reclassifications have no impact on income. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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

     As of September 30, 1996, the Company has impaired loans which consist of non-accrual loans with a specific reserve of $210 thousand.

Acquisition

     Pursuant to an Agreement and Plan of Reorganization dated June 12, 1996, as amended September 12, 1996 ("Agreement"), the Company agreed to acquire First Sterling Bancorp, Inc. ("FSB") in a transaction structured as a merger. Also on September 12, 1996, the Company entered into an Agreement and Plan of Merger with Prime Newco, Inc. ("Newco"). Under the terms of the agreements, Prime and FSB will merge with and into Newco, which will assume the name "Prime Bancorp, Inc." after the transactions. Both mergers are intended to be completed simultaneously.

     Pursuant to the terms of the Agreement and upon the effective date of the mergers, each outstanding share of common stock of FSB and each outstanding share of common stock of the Company (as reflected on its official stock transfer records), will be exchanged for one share of common stock of Newco. This will result in the issuance of approximately 1.66 million shares of Newco common stock to the shareholders of FSB and approximately 3.725 million shares of Newco common stock to the shareholders of the Company. The transaction is based on a fixed exchange ratio, and is expected to be accounted for as a pooling of interests. The transaction is also expected to be tax-free to the shareholders for federal income tax purposes.

     Prime is the savings and loan holding company for Prime Bank ("the Bank"), a Pennsylvania chartered stock savings bank. The Bank with approximately $677 million in assets, has 18 branches located in Philadelphia, Bucks and Montgomery counties. Headquartered in Devon, Pennsylvania, FSB is the holding company of First Sterling Bank ("First Sterling"), a Pennsylvania state chartered commercial bank with approximately $232 million in assets. First Sterling currently operates 5 branches located in Montgomery and Chester counties.

     A Registration Statement on Form S-4 was filed by Newco with the Securities and Exchange Commission and was declared effective on November 4, 1996. The Prospectus/Joint Proxy Statement has been mailed to shareholders of both Prime and FSB and special meetings of the stockholders of both companies are schedule to be held on December 17, 1996.

                            PRIME BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition - Continued

     The transaction is subject to customary regulatory approvals and the Company is expecting to receive the Federal Reserve Bank Board approval by November 15, 1996 and the approval from the PA Department of Banking by November 30, 1996. It is anticipated that the transaction will close on December 31, 1996.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Assets of the company increased 11.40% or $69.3 million from $608.0 million at December 31, 1995 to $677.3 million at September 30, 1996. This increase is primarily attributable to loan growth of approximately $58.0 million and investment growth of $37.6 million which is partially offset by a decrease in cash and cash equivalents of $24.8 million and net changes in non-earning assets. Because of the Bank's efforts to diversify lending away from traditional thrift residential lending, investments are disproportionally weighted into mortgage-backed securities, so that the Bank can continue to pass the Qualified Thrift Lending test. Interest rate risk is reduced through investments in medium term Collateral Mortgage Obligations ("CMOs") and Adjustable Rate Mortgages. A large percentage of the CMO investments are U.S. Agency or backed by U.S. Agency collateral and have average lives less than 4.5 years. The market value of mortgage-backed securities are inversely related to interest rates, market values generally rise as interest rates fall, and fall as interest rates rise. Prepayment speeds, which are partly a function of interest rates, also influence mortgage-backed security performance.

     The Company's liabilities increased by 12.34% or $68.1 million, from $551.7 million at December 31, 1995 to $619.8 million at September 30, 1996. This increase was primarily due to an increase of $44.5 million in borrowed money, which consists primarily of reverse repurchase agreements and a $23 million increase in deposits due primarily to the introduction of new deposit products. Advances from the Federal Home Bank of Pittsburgh decreased $2.0 million. Funds obtained from deposit and reverse repurchase agreements were used to pay off a $2.0 million FHLB Advance and to fund loan originations and security purchases.

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

     Cash flows used in investing activities were $96.3 million for the nine months ended September 30, 1996 compared to $27.3 million for the same period in 1995. This increase was primarily attributable to an increase in loan originations of $59.3 million for the nine months ended September 30, 1996 when compared to $29.0 million for the same period in 1995. Net investment and mortgage-backed securities activity increase by $37.2 million for the nine months ended September 30, 1996 compared to $9.1 million for the same period in 1995.

     Cash flows provided from financing activities were $62.6 million for the nine months ended September 30, 1996 compared to $17.9 million for the same period in 1995. This change is primarily attributable to a increase of $44.4 million in other borrowed money in 1996 compared to a decrease of $13.3 million for the same period in 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

     Cash flows from operating activities provided $8.9 million and $1.4 million for the nine months ended September 30, 1996 and 1995, respectively. This increase is primarily due to an increase in other liabilities of $3.7 million for the nine months ended September 30, 1996 in comparison to a decrease of $5.4 million for the same period in 1995, which is partially offset by decreases in net income and other assets.

     The Bank is required under federal regulations to maintain specific levels of "liquidity" investments in qualifying types of U.S. Treasury and federal agency obligations and other types of investments having maturities of five years or less. The required level of these liquid investments, which is currently 5% of the Bank's net withdrawable deposits plus short-term liabilities, of which not less than 1% must consist of short term liquid assets as defined by the OTS, is changed from time to time by the OTS as a result of changes in economic conditions. Such investments are intended to provide a source of liquid funds upon which the Bank may rely, if necessary, to fund deposit withdrawals and for other short-term funding needs. At September 30, 1995 and 1996, the Bank's liquidity ratio was 8.4% and 8.9%, respectively. The short-term liquidity ratios exceeded the regulatory requirement of 1% for both periods.

Capital

     The following table sets forth, at September 30, 1996, the OTS requirements and the actual amount of regulatory capital that the Bank had under each requirement (dollars in thousands):


Tangible Capital       $ 9,612  $45,114     7.04%
Risk-Based Capital      32,363   49,262    12.18%
PA Leverage Ratio       25,631   45,114     7.04%

The Bank meets the fully phased in risk-based capital requirements.


Net Income

     The Company reported consolidated net income of $3.1 million and a negative $103 thousand for the nine months and three months ended September 30, 1996. This represents an decrease of $1.4 million and $1.6 million when compared to the consolidated net income of $4.5 million and $1.5 million for the same periods in 1995. The nine month and three month decrease was primarily attributable to a one time charge associated with the BIF/SAIF recapitalization plan of $2.7 million pre-tax or $1.66 million after tax. Net income for the nine months and three months would have been $4.8 million and $1.6 million, respectively if the BIF/SAIF charge was excluded. This represents an increase of 7.9% and 4.7% when compared to the nine months and three months ended September 30, 1995. The increase for the nine months is

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Income - Continued

primarily attributable to an increase of net interest income after provision for loan losses of 8.3% or $1.3 million. The three month increase was primarily attributable to an increase of net interest income after provision for loan losses of 11.8% or $599 thousand which is partially offset by a decrease of $120 thousand in non-interest income and an increase of $456 thousand in non-interest expenses excluding the one time BIF/SAIF recapitalization charge.

     On a fully diluted per share basis net income decreased to $0.83 and $(0.03) for the nine months and three months ended September 30, 1996 compared to $1.18 and $0.40 for the same period in 1995. Fully diluted earnings per share would have been $1.29 and $0.42 if the one time BIF/SAIF charge was excluded. The Company's return on average assets was 0.65% and (0.06)% for nine months and three months ended September 30, 1996 compared to 1.03% and 1.03% for the same period in 1995. Return on average assets before the one time BIF/SAIF charge was 1.00% and 0.94% for the nine months and three months ended September 30, 1996. The Company's return on average equity for the nine months and three months ended September 30, 1996 were 7.37% and (0.71)% compared with 10.88% and 11.53% for the same periods in 1995. Return on average equity before the one time BIF/SAIF charge was 11.11% and 10.65% for the nine months and three months ended September 30, 1996.

Net Interest Income

     The major component of the Bank's earnings is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Net interest income was $17.5 million and $6.1 million for the nine months and three months ended September 30, 1996. This represents a 11.8% and 17.1% increase when compared to consolidated net interest income of $15.7 million and $5.2 million for the same periods in 1995. Net interest income increased by $145 thousand for the quarter ended
September 30, 1996 compared to $6.0 million for the three months ended June 30, 1996.

     The net interest margin decreased from 4.32% to 4.21% for the nine months ended September 30, 1995 and 1996. The decrease is primarily the result of a change in the mix of earning assets caused by leverage in the investment portfolio at somewhat lower spreads.

     The yield on average interest-earning assets decreased 33 and 36 basis points for the nine months and the three months ended September 30, 1996 compared to the respective periods in 1995. This decrease is primarily attributable to decreases of 36 and 61 basis points on loans receivable for the nine months and three months ended September 30, 1996 and the comparable period in 1995.

     The cost of average interest-bearing liabilities decreased 20 and 31 basis points for the nine months and three months ended September 30, 1996 compared to the respective period in 1995. This decrease is attributable to a general decrease in rates being offered on deposit products.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued

     The table below illustrates the changes in the net interest rate margin and interest rate spread for the nine months and three months ended September 30, 1995 and 1996.

                                    Nine Months    Three Months
                                   September 30,  September 30,
                                   1995    1996   1995     1996
Interest-earning assets:
  Loans receivable.................9.38%   9.02%  9.40%    8.79%
  Mortgage-backed securities.......6.55%   6.45%  6.23%    6.56%
  Investment securities............7.23%   6.97%  7.49%    6.99%
  Deposit and other investments....7.75%   4.15% 10.35%    5.61%
Total interest-bearing assets......8.45%   8.12%  8.41%    8.05%

Interest-bearing liabilities:
  Deposits.........................3.96%   3.82%  4.09%    3.63%
  Borrowings.......................6.43%   5.27%  5.71%    5.43%
Total interest-bearing liabilities.4.21%   4.01%  4.25%    3.94%
Net interest rate spread...........4.24%   4.11%  4.16%    4.11%
Net interest rate margin...........4.32%   4.21%  4.25%    4.19%


     Net interest income has also been affected by disparate growth in interest-earning assets and an increase in interest-bearing liabilities. Total average interest-earning assets increased $60.5 million for the nine months ended September 30, 1996 to $582.0 million from $521.5 million at September 30, 1995. Total average interest-bearing liabilities increased $56.8 million for the nine months ended September 30, 1996 to $567.3 million from $510.5 million at September 30, 1995.

Provisions for Loan Losses

     The provision for loan losses was $1.1 million and $455 thousand for the nine months and the three months ended September 30, 1996 compared to $515 thousand and $159 thousand for the same periods in 1995. The allowance for loan losses was $3.8 million and $4.1 million at December 31, 1995 and September 30, 1996, respectively. The Bank had net charge-offs of $721 thousand and $43 thousand for the nine months and three months ended September 30, 1996, compared to $1.1 million and $99 thousand for the respective periods in 1995.

     Management considers a variety of factors when establishing the allowance, recognizing that an inherent risk of loss always exists in the lending process. Consideration is given to the impact of current economic conditions, diversification of the loan portfolio, historical loss experience, delinquency statistics, results of detailed loan and regulatory reviews, borrowers' financial and managerial strengths, the adequacy of underlying collateral, and other relevant factors.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following is a summary of the activity in the allowance for loan losses for the nine months ended September 30, 1995 and 1996 (Dollars in thousands):

                                           1995          1996
Balance at the beginning of period      $  4,285      $  3,764
Provision for loan losses                    515         1,105
Recoveries                                    24           108
Losses charged against allowance          (1,147)         (829)
Balance at the end of period            $  3,677      $  4,148

Non-Interest Income

     Non-interest income increased 8.1% and decreased 15.4% for the nine months and three months ended September 30, 1996 to $2.1 million and $657 thousand in 1996 from $2.0 million and $777 thousand for the comparable periods in 1995. The increase for the nine month period was primarily attributable to a $255 thousand increase in fees and service charges, a net increase of $108 thousand realized on the sale of investment securities and mortgage-backed securities, offset by a decrease in the gain on the sale of mortgage servicing rights of $260 thousand. The decrease for the three month period is primarily attributable to a decrease in other income of $118 thousand.

Non-Interest Expense

     The primary component of non-interest expenses is salaries and employee benefits, which increased 12.7% and 11.7% for the nine months and three months ended September 30, 1996 from $5.6 million and $1.9 million in 1996 to $4.9 million and $1.7 million in 1995. The number of full time equivalent employees increased from 204 at September 30, 1995 to 232 at September 30, 1996 due to the additional branch offices at Willow Grove, Chestnut Hill, Center City and Huntingdon Valley.

     Occupancy and equipment expense increased 33.9% to $2.5 million and 34.2% to $875 thousand for the nine months and three months ended September 30, 1996 from $1.9 million and $652 thousand for the same periods in 1995. The increase is primarily attributable to an increase in maintenance expense as well as the additional rent expense incurred from the opening of two branch offices and the acquisition of two branches since September 30, 1995.

     FDIC special assessment increased for the nine months and three months ended September 30, 1996 by $2.7 million. This assessment is a one time
charge to recapitalize the SAIF Fund.     Other federal insurance premiums
remained relatively unchanged for the nine months and three months ended September 30, 1996 as compared to the same period in 1995.

     Other expenses decreased $185 thousand and increased $18 thousand for the nine months and three months ended September 30, 1996 compared to the same period in 1995. The decrease for the nine months is primarily attributable a decrease in data processing costs associated with the acquisition of two branches from the Resolution Trust Corporation in 1995.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Credit Risk

     The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by requiring board committee approvals of loan applications in excess of $1,000,000, by intensive collection efforts, and by establishing and performing regular loan classification reviews of loans by the loan review committee.

Asset Quality

     Non-performing assets, which include non-accruing loans and real estate owned, totaled $3.4 million at December 31, 1995 compared to $8.1 million at September 30, 1996. This increase is primarily attributable to the classification of $4.2 million of construction loans and $1.3 million of commercial loans to non-accrual status. The non-accrual construction loans consists of $2.8 million to one borrower.

     The following table sets forth non-performing assets as of December 31, 1995 and September 30, 1996 (Dollars in thousands):

                                     December 31,    September 30,
                                         1995            1996
Non-accrual loans:
  Residential loans                   $  1,786        $    958
  Construction                            --             4,181
  Consumer loans                           269             309
  Commercial loans                         925           2,212
    Total non-accrual loans              2,980           7,660
  Real estate owned                        370             445
    Total non-performing assets       $  3,350        $  8,105
  Total non-performing assets to
    loans receivable, net                0.97%           2.01%
  Total non-performing assets to
    total assets                         0.55%           1.20%
  Ratio of allowance for loan
    losses to non-performing loans     112.36%          54.15%

     (1) Statistics do not include the impact of the $10.0 million condominium project, which was acquired by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets, the ratio of non-performing assets to loans receivable, net and the ratio of non-performing assets to total assets would have been $13.4 million, 3.9% and 2.2% at December 31, 1995 and $18.1 million, 4.5% and 2.8% at September 30, 1996 if the condominium project was included in non-performing assets. Interest income not recorded on the project during the three months ended December 31, 1995 and September 30, 1996 was approximately $240 thousand and $238 thousand, respectively.

     Interest income not recognized for non-accrual loans during the three months ended December 31, 1995 and September 30, 1996 was $7 thousand and $38 thousand, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Dividend Policy
     The Board of Directors of the Company declared a cash dividend of $0.17 per share of common stock on September 18, 1996, payable November 1, 1996, to shareholders of record on October 5, 1996. It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's thirty first consecutive quarterly cash dividend.

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

     The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would cause the Bank's net worth to be reduced below (1) the amount required for the liquidation account, or (2) the net worth requirement imposed by the OTS.

Regulatory Developments

     On August 20, 1996, federal legislation was passed which will require thrift institutions such as Prime Bank to recapture federal income tax benefits associated with post-1987 excess bad debt reserve deductions, whether or not such thrift institutions merge with or convert into commercial banks. However, federal tax benefits associated with pre-1988 excess bad debt reserve deductions are now protected from recapture, including in cases of merger with or conversion into a commercial bank. As a result of this legislation, the primary obstacle to the conversion of many thrift institutions into commercial banks has been eliminated.

     On September 30, 1996, President Clinton signed the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a BIF/SAIF rescue package which included the following provisions: (1) with certain exceptions, SAIF member institutions such as Prime Bank will be obligated to pay, by November 27, 1996, a one time special assessment based on their deposits as of March 31, 1995 (FDIC staff has estimated that this assessment will be at a rate of 65.7 basis points, but it may be higher if the FDIC grants more exemptions from payment of the assessment than it has initially projected), and, as a result of this recapitalization of the SAIF fund it is expected that the differential between the basic deposit insurance assessment rate between BIF and SAIF will be reduced substantially, if not eliminated; (2) with certain exceptions, beginning on January 1, 1997, all federally insured banking and savings institutions would begin sharing the costs of payments to the Financing Corporation("FICO") for debt service on FICO obligations, but at different rates, with BIF-Insured deposits assessed at a rate estimated to be approximately 1.3 basis points, in contrast to SAIF-insured deposits which would be assessed at a rate of approximately 6.4 basis points, resulting in a deposit insurance disparity as between BIF and SAIF insured deposits of slightly over 5 basis points until the date that the BIF and SAIF funds merge; (3) the BIF and SAIF funds would merge to form a new "Deposit Insurance Fund" on January 1, 1999 (provided there are "no savings

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Regulatory Developments - Continued

associations" - as distinguished from state savings banks such as Prime Bank and other institutions classified as "banks" for deposit insurance purposes-on that date); (4) the Treasury Department would be directed to report to Congress by March 31, 1997 on issues relating to the possible merger of the OTS and the OCC and a combination of federal thrift charters and national bank charters into single federal banking charter; (5) the federal banking regulators would be authorized to prohibit SAIF insured institutions from inducing customers to shift their deposits to affiliated BIF insured institutions; and (6) a number of regulatory relief provisions were included.

     On October 8, 1996, the FDIC proposed to reduce the fourth quarter SAIF assessment rate to adjust for the recapitalization of the SAIF fund. Under the proposal, the 23 basis point assessment for well-capitalized institutions would be reduced to 18 basis points for those "savings associations" which are obligated to pay FICO, and to the nominal minimum statutory assessment for institutions which are not obligated to pay FICO assessments.

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

     Not applicable.

Item 5                       Other Information

     Not applicable.

Item 6               Exhibits and Reports on Form 8-K

     Not applicable.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     Date: November 14, 1996            /s/ James J. Lynch
                                        James J. Lynch
                                        President and Chief
                                          Executive Officer



     Date: November 14, 1996            /s/ Michael J. Sexton
                                        Michael J. Sexton
                                        Treasurer and Chief
                                          Financial Officer