Form 10-K
period 1996-12-31
PRIME BANCORP INC /PA
filed 1997-03-31
CIK 823550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996
                                             -----------------

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

                         Commission File Number: 0-17286
                                                ----------

                               PRIME BANCORP, INC.
         -------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

          Pennsylvania                                    23-2860688
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

7111 Valley Green Road, Fort Washington, PA                 19111
-------------------------------------------               ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (215) 836-2400
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No ___
                                  ---

[X]    Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $98.5 million.(1)

       The number of shares of the registrant's Common Stock outstanding as of March 24, 1997 was 5,380,990 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE


Part II                                        Part III
Certain portions of the Annual Report          Certain portions of the Proxy Statement 1997
to Shareholders for the year ended             March 24, 1997
December 31, 1996

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's Common Stock multiplied by the closing price for the Common Stock on the National Association of Securities Dealers National Market System on March 24, 1997. The information provided shall in no way be construed as an admission that any person whose holdings are included in this figure is an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Item 1.  Business

Introduction
         Prime Bancorp, Inc. ("the Company") was incorporated under the laws of the State of Pennsylvania in 1996 for the purpose of converting the Company's predecessor from a Delaware Corporation to a Pennsylvania Corporation, while at the same time effecting the merger with First Sterling Bancorp, Inc. The Company will operate as both a bank holding company and a savings and loan holding company. The Company's principal subsidiaries are Prime Bank and First Sterling Bank (the "Banks") whose principal business consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments.

         The Company's operations are headquartered in northeast Philadelphia, Pennsylvania with eight additional full service branch offices in northeast Philadelphia, five full service branches in Bucks County, Pennsylvania, seven full service branches in Montgomery County, Pennsylvania, two in Delaware County, Pennsylvania, and one in Chester County, Pennsylvania.

         Effective March 19, 1996, the Company's subsidiary, Prime Bank ("Prime"), a federal savings bank, converted into a Pennsylvania chartered stock savings bank with the legal name, "Prime Bank, a savings bank". After the conversion, Prime continues to do business under the name, "Prime Bank". After the conversion, the Bank's deposits continue to be insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). See "Recent Legislative and Regulatory Developments on page 17. Prime continues to meet all applicable "qualified thrift lender" tests. In the opinion of the Company's management, there are not likely to be any material differences in the impact of Pennsylvania banking laws and regulations on the ordinary activities of the bank, as compared to federal laws and regulations applicable to federal savings associations.

         On December 31, 1996, the Company acquired First Sterling Bancorp, Inc. in a transaction structured as a pooling of interest. The financial data for 1996 and prior years reflects the combined data to reflect the pooling of interest accounting. Each outstanding share of common stock of FSB was exchanged for one share of the Company. This resulted in the issuance of approximately
1.66 million shares of Company stock. First Sterling assets and net worth at December 31, 1996 was $235.0 million and $13.5 million, respectively.

Business
         The Company follows a community bank strategy which focuses on providing individuals, businesses, and communities with high quality basic banking services. Basic banking means lending money, gathering money and other complementary fee generating services. Unlike the traditional thrift whose primary products are related to residential real estate, the community bank maintains a much greater degree of balance sheet diversification. Loans are spread among consumer, commercial, construction and residential mortgages. Deposits are gathered along four money lines which are checking, savings, retail CDs and jumbo CDs.


Selected Consolidated Financial Data
-----------------------------------------------------------------------------------------------------------
Years Ended December 31,              1992            1993          1994           1995            1996
-----------------------------------------------------------------------------------------------------------
Return on average assets               1.21%          1.38%(1)       1.02%          0.97%           .45%(2)
Return on average equity              11.53%         13.88%(1)      11.57%         11.89%          5.79%(2)
Average equity to average assets      10.49%          9.93%          8.80%          8.18%          7.86%(2)
Book value per share                 $10.50         $11.70         $11.19         $13.15         $13.33 (2)
Dividends per share                  $ 0.37         $ 0.50         $ 0.54         $ 0.62         $ 0.68
Dividend payout ratio                 35.24%         39.37%         42.86%         44.93%         91.89%
===========================================================================================================

(1) Includes the cumulative effect on prior years of change in accounting principle.
(2) Includes a one time FDIC special insurance assessment of $1.66 million net of taxes, restructuring charges of $1.70 million net of taxes and $620 thousand of additional loan loss provision net of taxes. Excluding these charges, return on assets, return on equity, average equity to average assets, and book value per share would have been .91%, 11.55%, 8.01% and $14.08 for the twelve months ended December 31, 1996, respectively.

Lending Activities
         The Company's net loan portfolio totaled $616.9 million at December 31, 1996. This represented approximately 66.6% of its total assets. At that date, approximately 38.1% of the loan portfolio consisted of loans secured by existing one-to-four family residential properties and the remaining balance consisted principally of multi-family residential and commercial real estate loans (21.3% of the net loan portfolio), construction loans, net of loans in process (7.0%), consumer loans (16.4%) and commercial business loans (17.6%).

         The following table sets forth detailed information concerning the composition of the loan portfolios as of the dates specified for the Company. (Dollars in thousands)


                                                                                                         December 31,
-                                           -------------------------------------------------------------------------------
                                                        1992                       1993                        1994
                                                        ----                       ----                        ----
                                              Amount             %       Amount             %        Amount             %
                                              ------           -----     ------           -----      ------           -----
Permanent first mortgage loans:
  One-to-four family                        $ 156,886          42.6%    $ 168,345          41.7%    $ 185,409          42.0%
  Multi-family                                  5,394           1.5%        8,148           2.0%        8,735           2.0%
  Commercial                                   59,488          16.2%       73,726          18.3%       88,767          20.1%
                                            ---------         -----     ---------         -----     ---------         -----
Total permanent loans                         221,768          60.3%      250,219          62.0%      282,911          64.1%
Allowance for loan losses                      (1,252)         -0.3%       (1,522)         -0.4%       (1,856)         -0.4%
                                            ---------         -----     ---------         -----     ---------         -----
Total permanent first mortgage
  loans, net                                  220,516          60.0%      248,697          61.6%      281,055          63.7%

Construction                                   55,394          15.0%       60,665          15.0%       55,061          12.1%
Loans in process                              (15,488)         -4.2%      (17,662)         -4.4%      (18,907)         -3.9%
                                            ---------         -----     ---------         -----     ---------         -----
Total construction loans, net of LIP           39,906          10.8%       43,003          10.6%       36,154           8.2%
Allowance for loan losses                        (878)         -0.2%         (959)         -0.2%       (1,234)         -0.3%
                                            ---------         -----     ---------         -----     ---------         -----
Total construction loans, net                  39,028          10.6%       42,044          10.4%       34,920           7.9%

Commercial business loans                      61,121          16.6%       61,863          15.3%       65,045          14.7%
Allowance for loan losses                        (701)         -0.2%       (1,740)         -0.4%       (1,301)         -0.3%
                                            ---------         -----     ---------         -----     ---------         -----
Total commercial loans, net                    60,420          16.4%       60,123          14.9%       63,744          14.4%

Consumer loans:
  Personal/lines of credit                     20,852           5.7%       19,976           4.9%       21,582           4.9%
  Second mortgage/equity                       20,077           5.4%       25,829           6.4%       31,492           7.1%
  Auto                                          5,933           1.6%        4,900           1.2%        7,110           1.6%
  Education                                     1,661           0.5%        2,230           0.6%        1,697           0.4%
  Home improvement and other                    2,205           0.6%        1,959           0.5%        1,419           0.3%
  Savings account                               1,029           0.2%        1,135           0.3%        1,464           0.3%
                                            ---------         -----     ---------         -----     ---------         -----
Total consumer loans                           51,757          14.0%       56,029          13.9%       64,764          14.6%
Allowance for loan losses                        (656)         -0.2%         (623)         -0.2%       (1,035)         -0.2%
                                            ---------         -----     ---------         -----     ---------         -----
Total consumer loans, net                      51,101          13.8%       55,406          13.7%       63,729          14.4%
Total unamortized loan origination
  fees and costs                               (2,205)         -0.6%       (1,816)         -0.4%       (1,406)         -0.3%
Allowance for loan loss (unallocated)            (899)         -0.2%         (761)         -0.2%         (641)         -0.1%
                                            ---------         -----     ---------         -----     ---------         -----
Total loans receivable, net                 $ 367,961         100.0%    $ 403,693         100.0%    $ 441,401         100.0%
                                            =========         =====     =========         =====     =========         =====



                                                      1995                           1996
                                                      ----                           ----
                                             Amount            %            Amount            %
                                            --------         -----         --------         ------

Permanent first mortgage loans:
  One-to-four family                        $216,163         43.5%         $235,023         38.1%
  Multi-family                                 9,303          1.9%           10,783          1.7%
  Commercial                                 102,958         20.7%          120,841         19.6%
                                            --------        -----          --------        -----
Total permanent loans                        328,424         66.1%          366,647         59.4%
Allowance for loan losses                     (1,728)        -0.3%           (2,081)        -0.2%
                                            --------        -----          --------        -----
Total permanent first mortgage
  loans, net                                 326,696         65.8%          364,566         59.2%

Construction                                  51,564          9.4%           86,702         14.0%
Loans in process                             (21,683)        -3.4%          (42,104)        -6.8%
                                            --------        -----          --------        -----
Total construction loans, net of LIP          29,881          6.0%           44,598          7.2%
Allowance for loan losses                       (696)        -0.1%             (918)        -0.2%
                                            --------        -----          --------        -----
Total construction loans, net                 29,185          5.9%           43,680          7.0%

Commercial business loans                     68,777         13.8%          110,840         18.0%
Allowance for loan losses                     (1,954)        -0.4%           (2,251)        -0.4%
                                            --------        -----          --------        -----
Total commercial loans, net                   66,823         13.4%          108,589         17.6

Consumer loans:
  Personal/lines of credit                    20,063          4.0%           27,296          4.4%
  Second mortgage/equity                      40,618          8.2%           44,229          7.2%
  Auto                                        10,046          2.0%           22,499          3.7%
  Education                                    2,992          0.6%            3,504          0.6%
  Home improvement and other                   1,745          0.4%            3,906          0.6%
  Savings account                              1,119          0.2%              907          0.1%
                                            --------        -----          --------        -----
Total consumer loans                          76,583         15.4%          102,341         16.6%
Allowance for loan losses                     (1,066)        -0.2%             (963)        -0.2%
                                            --------        -----          --------        -----
Total consumer loans, net                     75,517         15.2%          101,378         16.4%
Total unamortized loan origination
  fees and costs                                (549)        -0.1%             (327)         0.0%
Allowance for loan loss (unallocated)           (638)        -0.1%             (993)        -0.2%
                                            --------        -----          --------        -----
Total loans receivable, net                 $497,034        100.0%         $616,893        100.0%
                                            ========        ======         ========        =====

Contractual Maturities
         The following table sets forth the contractual maturities of the Company's loan portfolio as of December 31, 1996 by categories of loans. Adjustable-rate loans are included in the period in which they mature rather than in the period in which they are next scheduled to adjust, and fixed-rate loans are included in the period in which they mature without regard to any expected prepayments (dollars in thousands)(1).


                                                      Within         1 Through        Over Five
                                                      1 Year           5 Years            Years           Total
                                                     --------        ---------        ---------           -----

Construction loans                                  $ 33,819          $ 10,779          $    --         $ 44,598
Commercial real estate and business loans             66,153            86,929           89,382          242,464
                                                    --------          --------          -------         --------
                                                    $ 99,972          $ 97,708         $ 89,382         $287,062
                                                    ========          ========          =======         ========

Loans with predetermined interest rate                16,808            31,656           21,304           69,773
Loans with variable interest rate                     83,164            66,052           68,073          217,289
                                                    --------          --------          -------         --------
                                                    $ 99,972          $ 97,708         $ 89,382         $287,062
                                                    ========          ========          =======         ========

(1) Excluded residential mortgages, home equity, and consumer loans.

         The following table sets forth information regarding non-accrual loans and real estate owned held by the Company at the date indicated (dollars in thousands).



                                                                Years Ended December 31,
------------------------------------------------------------------------------------------------------------------
                                             1992            1993           1994             1995*           1996*
                                             ----            ----           ----             -----           -----
Non-accrual loans:
  Single-Family residential                 $1,594          $1,913         $1,859            $1,786          $1,003
  Multi-Family residential and
    commercial real estate loans                --              --             --                --           3,087
                                            ------          ------         ------            ------          ------
    Total residential loans                  1,594           1,913          1,859             1,786           4,090
                                            ------          ------         ------            ------          ------
  Consumer loans                             1,512           1,698          2,956               517             243
  Commercial real estate loans               3,037           3,129          2,153             2,535           2,751
                                            ------          ------         ------            ------          ------
    Total non-accrual loans                 $6,143          $6,740         $6,968            $4,838          $7,084
                                            ======          ======         ======            ======          ======
  Total non-accrual loans to
    loans receivable, net                     1.66%           1.66%          1.57%              .97%           1.15%
                                            ======          ======         ======            ======          ======
  Total real estate owned, net of
    allowance for REO loss                     479             392            323               419           1,335
                                            ======          ======         ======            ======          ======
  Total non-accrual loans and real
    estate owned to total assets              1.29%           1.19%          0.99%              .64%           0.92%
                                            ======          ======         ======            ======          ======

* Excludes the impact of the $8.5 million condominium project, which was acquired by a deed in lieu of foreclosure and classified as land acquired for development and resale.

         At December 31, 1996, approximately $414,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current. No interest income was recognized on these loans during 1996, since all cash received was applied against principal. All non-accrual loans are considered to be impaired loans.

         There were no loans which were contractually passed due 90 days or more and still accruing for any period presented. Potential problems loans consist of loans which are included in performing loans at December 31, 1996, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1996, such potential problem loans amounted to approximately $3.2 million compared to approximately $3.0 million one year ago.


Allowance for Loan Losses
         The allowance for loan losses is based on a periodic evaluation of the portfolio and is maintained at a level that management considers adequate to absorb losses known and inherent in the portfolio. Management considers a variety of factors when establishing the allowance recognizing that an inherent risk of loss always exists in the lending process. Consideration is given to the impact of current economic conditions, diversification of the loan portfolio, historical loss experience, delinquency statistics, results of detailed loan reviews, borrowers' financial and managerial strengths, the adequacy of underlying collateral, and other relevant factors. The allowance for loan losses is increased by the provision for loan losses and recoveries on previously charged-off loans. While management uses available information to establish the allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Company recognize additions to the allowance for loan losses based on their assessments of information which is available to them at the time of their examination.


                                                                  Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                               1992           1993           1994          1995         1996
                                               ----           ----           ----          ----         ----
                                                                    (Dollars in thousands)
Balance at beginning of period                $3,171         $4,386         $5,605        $6,067        $6,082
Charge-offs:
  Real estate - construction                     (76)            --             --             --         (813)
  Real estate - mortgages                         (6)           (48)           (66)          (118)        (480)
  Real estate - commercial                      (583)          (201)          (197)           (17)          --
  Commercial business loans                     (436)          (725)          (614)        (1,044)      (1,119)
  Personal/lines of credit                       (83)          (120)          (254)          (239)        (290)
  Second mortgage/equity                          --             (6)           (50)           (21)         (67)
  Auto                                            (8)           (15)           (70)           (13)         (78)
  Education                                       --             --             --             --          (41)
  Home improvement and other                      --             --             --             --          (15)
  Savings account                                 --             --             (8)            --           --
                                              ------         ------         ------         ------       ------
                                              (1,192)        (1,115)        (1,259)        (1,452)      (2,903)
                                              ------         ------         ------         ------       ------

Recoveries:
  Real estate - construction                      --             --              4             --           --
  Real estate - mortgages                         --             23             62              7           20
  Real estate - commercial                        --             --             --            155           11
  Commercial business loans                       40            109             48            167           61
  Personal/lines of credit                         1             42              2              7           66
  Second mortgage/equity                          --             --             --             --           --
  Auto                                            --             --              9              2           24
  Education                                        1             --             --             --            7
  Home improvement and other                      --             --              2             --            1
                                              ------         ------         ------         ------       ------
                                                  42            174            127           338           190
                                              ------         ------         ------         ------       ------
Net charge-offs                               (1,150)          (941)        (1,132)        (1,114)      (2,713)
                                              ------         ------         ------         ------       ------
Provision charged to operations                2,163          2,160          1,594          1,129        3,837
                                              ------         ------         ------         ------       ------
Acquired allowance for loan losses
  from the Bank of Delaware Valley               202             --             --             --           --
Balance at the end of period                  $4,386         $5,605         $6,067         $6,082       $7,206
                                              ======         ======         ======         ======       ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                 0.34%          0.24%          0.27%          0.24%        0.49%
                                              ======         ======         ======         ======       ======

Investment Activities
         The Company has the authority to invest in various types of securities, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and thrift institutions, bankers' acceptances and federal funds. Subject to various regulatory restrictions, the Company may also invest a portion of their assets in commercial paper and corporate debt securities and in mutual funds.

         At December 31, 1996, 25.5% of the total assets of the Company were investment securities. See Note 5 of the Notes to the Company's Consolidated Financial Statements.

         The investment portfolio, cash and deposits in other institutions provide not only a source of income but also a source of liquidity to meet lending demands, fluctuations in deposit flows and required liquidity levels. The Company have in the past used such excess liquidity to meet loan demand. The relative mix of investment securities and loans in the Company's portfolio is dependent upon the attractiveness of yields available on loans as compared to investment securities as well as the relative safety of the investment securities and loans and the liquidity needs of the Company. The securities constituting the Bank's investments are limited primarily to U.S. Government and U.S. Government agency obligations.

         Certain investment securities were reclassified in December, 1995, from held to maturity to available for sale, in conjunction with the issuance of "A Guide to Implementation of Statement 115 Accounting for Debt and Equity Securities," by the Financial Accounting Standards Board in 1995.

         The following table presents the composition of the investment securities portfolio of the Company at the dates indicated (dollars in thousands).

                                                                  Years Ended December 31,
                                    ----------------------------------------------------------------------------------------
                                             1994                           1995                             1996
                                             ----                           ----                             ----
                                                      Fair                           Fair                             Fair
                                      Cost           Value            Cost          Value             Cost           Value
                                    --------        --------        --------       --------        ---------        --------
Held to Maturity
Investment Securities:
  State and Municipal               $  6,163        $  5,880        $    400       $    431        $   6,739        $  6,771
  U.S. Government & U.S
    Government Agency
    Obligations                       15,120          15,069          11,830         11,971               --              --
  Small Business Association
    Certificates                       4,254           4,253              --             --               --              --
  Israel Bonds                            --              --              --             --              100             100

Marketable Equity Securities:
  FHLB of Pittsburgh stock                --              --           4,120          4,120            5,728           5,728
  Federal Reserve Bank                    --              --             243            243              243             243
  FNMA Stock                              --              --               3              3                3               3
  Atlantic Central Bankers
   Bank Stock                             --              --              75             75               75              75
  Financial Institutions
   Insurance Group Stock                  --              --              50             50               --              --
  Valley Forge Investment
   Companies, Inc.                        --              --              --             --              100             100

Mortgage-Backed Securities:
   GMNA Pass-Through
     Certificates                         --              --             217            213              136             137
   FHLMC Pass-Through
     Certificates                         --              --             207            206              202             203
   Collateralized Mortgage
     Obligations                          --              --          80,855         81,817           97,440          97,514
                                    --------        --------        --------       --------        ---------        --------
                                    $ 25,537        $ 25,202        $ 98,000       $ 99,129         $110,766        $110,874
                                    ========        ========        ========       ========        =========        ========

                                                                  Years Ended December 31,
                                    ----------------------------------------------------------------------------------------
                                             1994                           1995                             1996
                                             ----                           ----                             ----
                                                      Fair                           Fair                             Fair
                                      Cost           Value            Cost          Value             Cost           Value
                                    --------        --------        --------       --------        ---------        --------
Available for Sale
Investment Securities:
   U.S. Government & U.S
     Government Agency
     Obligations                    $ 75,281        $ 72,588        $ 52,961       $ 53,562         $ 62,037        $ 62,028
   Small Business Association
     Certificates                         --              --          17,233         17,287            8,340           8,309
   Corporate Notes/Bonds               1,121           1,117              --             --               --              --
   Certificates of Deposit               187             187             477            477            3,000           3,000

Marketable Equity Securities:
   FHLB of Pittsburgh Stock            4,269           4,269              --             --               --              --
   FNMA Stock                              3               3              --             --               --              --
   Atlantic Central Bankers
     Bank Stock                           75              75              --             --               --              --
   Financial Institutions
     Insurance Group Stock                50              50              --             --               --              --

Mortgage-Backed Securities:
   GNMA Pass-Through
     Certificates                     15,720          14,755          11,773         11,769           10,174          10,178
   FHLMC Pass-Through
     Certificates                      7,968           7,431           4,962          4,892            3,707           3,653
   FNMA Pass-Through
     Certificates                     14,018          13,534          10,062         10,071            7,449           7,441
   Mortgage Pass-Through
     Obligations                         178             170             158            158               --              --
   Collateralized Mortgage
     Obligations                      92,079          85,557          28,615         27,849           31,939          30,819
                                    --------        --------        --------       --------        ---------        --------
                                    $210,949        $199,736        $126,241       $126,065         $126,646        $125,428
                                    ========        ========        ========       ========        =========        ========


Service Corporation Activities
         Federal regulations permit a federally chartered thrift institution to invest an amount up to 3% of its assets in the stock, obligations or other securities of subsidiary service corporations engaged in certain activities, provided that any investment in excess of 2% of the institution's assets is used primarily for community, inner-city, and community development purposes. In addition, under certain circumstances a federally chartered thrift institution is authorized to invest up to 50% of its regulatory capital in conforming loans to service corporations.

         The Company presently conducts business through or have an investment in five service corporations: Rowland Service Corporation ("Rowland"), Prime Financial Inc. ("Prime Financial"), NEFA Corporation ("NEFA"), 723 Service Corporation and 6524 Service Corporation.

         Hatboro Manor: Hatboro Manor is a joint venture between Rowland and one local developer involving the construction of a 15,000 square foot professional condominium complex.

         Burholme Woods: Burholme Woods was established in June, 1988 for the development and sale of forty-six single family twin homes in the Burholme section of northeast Philadelphia.

         Prime Financial Inc.: Prime Financial is a service corporation formed to oversee full-service brokerage operations at the Bank.

         NEFA Corporation: NEFA is a service corporation formed to acquire land for development and resale.

         723 Service Corporation: 723 Service Corporation was formed for the acquisition of property for debts previously contracted by borrowers of the Bank.

         6524 Service Corporation: 6524 Service Corporation was formed for the acquisition of property for debts previously contracted by borrowers of the Bank.

         At December 31, 1996, Prime Bank's aggregate debt and equity investment in the service corporations and joint ventures in which it is participating was $12.1 million. (2.00% of Prime Bank's total assets)

Prime Abstract Inc.
         Prime Abstract Inc., a wholly owned subsidiary of the Company, is a Delaware Corporation formed in 1988 for the purpose of performing title searches within the Commonwealth of Pennsylvania. Prime Abstract receives income from the title search business which it generates, while the actual title search is performed by an associated entity. The net income of Prime Abstract is immaterial to the consolidated financial results of the Company on a consolidated basis.

Del-Prime, Inc.
         Del-Prime, Inc., a wholly owned subsidiary of the Company, was incorporated as a Delaware Corporation on November 8, 1989 to do business exclusively in Delaware. The subsidiary holds tax-free municipal investment securities.

Del-Prime Investments, Inc.
         Del-Prime Investments, Inc., a wholly owned subsidiary of the Company, was incorporated as a Delaware Corporation on November 28, 1994 to do business exclusively in Delaware. The subsidiary was formed to hold taxable investments.

Sources of Funds

General
         The sources of funds to be used in lending and for other general business purposes of the Company are deposits, loan repayments, FHLB of Pittsburgh advances and other borrowed funds. Deposit inflows and outflows are influenced significantly by money market and general interest rate conditions, although the Company has the ability to respond to market conditions through the pricing of deposit accounts. The Company may also utilize advances from the FHLB of Pittsburgh and other borrowed funds on a short-term basis to support expanded lending activities.

Deposits
         The Company has a stable base of core deposits, with approximately 8.6% of its deposits held in passbook accounts which currently earn 2.05%. The Company also offers short-term certificates of deposit and other deposit alternatives that are more responsive to market conditions than passbook deposits and longer maturity fixed-rate certificates. The core deposit base and overall variety of deposits allow the Company to be competitive in obtaining funds and to respond with more flexibility to the threat of disintermediation. The Company's deposits are obtained primarily from the areas in Pennsylvania immediately surrounding its offices.

         The following table shows the maturity distribution of time deposits in amounts of $100,000 or more at December 31, 1996 (dollars in thousands)

                                                             Jumbo                    Other Time                   Total Time
                                                           Deposits                    Deposits                     Deposits
                                                           --------                   ----------                   ----------
Three months or less                                        $26,366                      $ 9,575                      $35,941
Over three months to six months                              15,769                        9,724                       25,493
Over six months to twelve months                              8,558                       16,154                       24,712
Over twelve months                                            3,381                        3,713                        7,094
                                                            -------                      -------                      -------
                                                            $54,074                      $39,166                      $93,240
                                                            =======                      =======                      =======


         The following table sets forth the deposit accounts of the Company in dollar amounts and weighted average interest rates at the dates indicated (dollars in thousands).

                                                                   At December 31,
                                     ---------------------------------------------------------------------------
                                            1994                      1995                       1996
                                            ----                      ----                       ----
                                                  Weighted                  Weighted                    Weighted
                                     Amount       Average       Amount      Average       Amount        Average
                                     ------       --------      ------      --------      ------        --------
Passbook and club                   $ 67,887       2.04%       $ 63,315      2.05%       $ 63,022        2.05%
NOW and Super NOW                     33,078       1.49%         37,602      1.46%         44,444        1.91%
Money market accounts                102,503       2.94%        113,110      3.69%        130,028        3.30%
Fixed-rate certificates              228,942       4.83%        257,045      5.30%        288,367        5.16%
Jumbo certificates                    42,300       5.33%         48,929      5.74%         54,074        5.44%
Individual retirement
  accounts (1)                        62,263       5.43%         64,506      5.87%         61,940        5.79%
Commercial checking
  accounts (2)                        48,093        --           59,799       --           94,767         --
                                    --------       ----        --------      ----        --------        ----
Total Deposits                      $585,066                   $644,306                  $736,642
                                    ========                   ========                  ========

(1) Funds in IRA accounts are invested primarily in certificates of deposit.
(2) Non-interest bearing.

Borrowings
         The FHLB System functions as a reserve credit facility for thrift institutions and certain other home financing institutions. As a member of the FHLB System, the Banks are required to own capital stock in the FHLB of Pittsburgh and will be authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain creditworthiness standards have been met. Such advances may be made pursuant to several different credit programs, each with its own interest rate, maximum size of advance and range of maturities. Depending on the program, limitations on the amount of such borrowings are based either on a percentage of the Banks' capital or on the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. See "Regulation of the Banks' - Federal Home Loan Bank System". At December 31, 1996, the Bank's had $56.6 million in borrowings from the FHLB of Pittsburgh.

         The Company uses borrowings and reverse repurchase agreements when funds are not available from other sources at more attractive rates. In addition, the Company has borrowed to match maturities of specific opportunities (particularly commercial real estate loans) or to fund excess loan demand.

         The following table sets forth the borrowings of the Company at the dates indicated (dollars in thousands).


                                                                    At December 31,
                                             ---------------------------------------------------------------
                                               1994                      1995                         1996
                                               ----                      ----                         ----
Advances from FHLB of Pittsburgh             $24,694                    $37,646                      $37,598
Repo plus agreements with the
  FHLB of Pittsburgh                              --                     20,000                       19,000
Reverse repurchase agreements                 55,146                     37,622                       51,685
Other                                            329                         --                           --
                                             -------                    -------                     --------
                                             $80,169                    $95,268                     $108,283
                                             =======                    =======                     ========

         See Note 10 Other Borrowed Money on page 33 of the 1996 Annual Report to Shareholders.

Employees
         At December 31, 1996, the Company had 325 employees, including 272 full-time and 53 part-time employees. None of these employees are represented by a collective bargaining agreement. Employee benefits include a profit sharing plan and life, health and disability insurance. Management believes that relations with its employees are good.

Competition
         The Company faces strong competition in the attraction of deposits. Its most direct competition for deposits is from the other thrifts and commercial banks located in its primary market area. In times of low interest rates the Company faces additional competition for investor funds from mutual funds, the stock market and other corporate and governmental securities.

         The Company competes for deposits principally by offering depositors a wide variety of savings programs, a market rate of return, tax-deferred retirement programs and other related services and by the efficiency and quality of services provided to borrowers, real estate brokers and builders. The Company's competition for loans varies from time to time depending upon the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the markets and other factors that are not readily predictable. The Company does not rely upon any individual, group or entity for a material portion of its deposits.

                           REGULATION AND SUPERVISION

         The Company, Prime Bank and First Sterling Bank are subject to extensive federal and state regulation by various bank regulatory agencies. Their activities may also be subject to regulation by federal or state securities regulatory agencies, state insurance regulatory agencies, and other federal, state and local governmental bodies. Banking statutes and regulations are comprehensive and are intended primarily for the protection of the insurance fund and depositors. Bank regulatory authorities have extensive discretion in connection with their supervisory activities and examination policies and have authority to impose a wide variety of enforcement actions and penalties on an institution or company that fails to comply with its regulatory requirements. Possible enforcement actions include the imposition of a capital plan, imposition of civil money penalties, conservatorship or receivership, and termination of deposit insurance. Certain enforcement powers extend to directors and officers of banks and other financial institutions and to other "institution-affiliated" parties, including stockholders, attorneys, appraisers and accountants. The following is only a general summary of the applicable banking laws and regulations. The expense of regulatory compliance for the Company is substantial and increasing and has an adverse effect on the net income of all regulated institutions such as the Company and the Banks when compared with competitors which are substantially less regulated.

                            Regulation of the Company

         The Company is a bank holding company within the meaning of Section 3 of the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, the Company is registered with and subject to FRB examination and supervision as well as certain reporting requirements. The Company is also subject to regulation by Pennsylvania banking statutes affecting bank holding companies.

Federal Bank Holding Company Regulation

         The Company is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The FRB may also make examinations of the Company and each of its non-bank subsidiaries. The BHCA requires each bank holding company to obtain the approval of the FRB before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Pursuant to the BHCA, the Company may only engage in or own companies that engage in banking or in activities deemed by the FRB to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the Company must gain permission from the FRB prior to engaging in many new business activities.

         Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.

Dividends

         Because the Company does not engage directly in any material income producing activities, payment of dividends will generally be subject to receipt of sufficient dividends from the Banks or other non-bank subsidiaries of the Company. Dividend payments by the Banks are subject to limitations imposed by federal and state laws. Under the Pennsylvania Banking Code (the "PA Code"), no dividends may be paid by institutions such as the Banks except from "accumulated net earnings" (generally, undivided profits). Under the Federal Deposit Insurance Act ("FDIA"), no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Applicable minimum capital and "prompt corrective action" standards further limit the ability of a bank to pay dividends, which can also be prohibited under certain circumstances if it is deemed an unsafe or unsound practice or would leave a bank in an unsafe or unsound condition. Federal banking regulators have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.

Capital Adequacy

         The FRB has adopted risk-based capital and leverage ratio requirements for bank holding companies such as the Company.

         Risk-Based Capital Guidelines. The FRB's risk-based capital guidelines for bank holding companies set a required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1 capital", consisting principally of common Shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other intangibles. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

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

         The Company currently meets these minimum capital requirements. Set forth below is a table which shows the minimum capital ratios applicable to the Company, together with the actual dollar amount and percentage of capital in each category at December 31, 1996:

                                     Required                     Actual
Capital Requirement                   Ratio                   Amount    Ratio
                                     --------                 ------    -----

Risk-Based Capital
         Tier 1 Ratio              4.00%                     $58,043     9.19%
         Total Capital Ratio       8.00%                      64,578    10.22%

Tier 1 Leverage Ratio              4.00%/5.00%                58,043     6.46%

Change in Bank Control Act

         Under the Change in Bank Control Act of 1978, as amended ("Change in Control Act") and the regulations adopted thereunder, no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of any federally insured depository institution unless the appropriate federal banking agency has been given 60 days' prior written notice of the proposed acquisition and within that period has not issued a notice disapproving of the proposed acquisition or has issued written notice of its intent not to disapprove the action. "Control" is generally defined as the power, directly, or indirectly, to direct the management or policies of an institution or to vote 25% or more of any class of its voting securities. A presumption of "control" arises upon most acquisitions of power to vote 10% or more of any class of voting securities if the institution or holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or if no other person will own a greater percentage of that class of voting securities immediately after the transaction. This presumption may be rebutted upon a formal finding by the appropriate federal banking agency that the acquisition will not result in control.

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

Pennsylvania Laws Affecting Bank Holding Companies

         Under the Pennsylvania Banking Code of 1965, as amended ("PA Code") as presently enacted, the Company will be permitted to control an unlimited number of banks, subject to prior approval of applicable federal bank regulatory agencies and, in certain cases, the Pennsylvania Department of Banking ("PADOB"). The PA Code authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Interstate ownership of banks in Pennsylvania with banks in many other states, including the adjoining states of Delaware, Maryland, New Jersey, Ohio, New York and other states, is currently authorized.

         With certain exceptions, the PA Code prohibits any person from acquiring, directly or indirectly, the power to elect a majority of the board of directors of a Pennsylvania commercial bank or stock savings bank, or more than 10% of any class of outstanding stock of such institutions (5% in certain circumstances) without prior approval of PADOB.

                             Regulation of the Banks

         Prime Bank is a Pennsylvania chartered stock savings bank which is a member of the Federal Home Loan Bank ("FHLB") System. Its deposit accounts are insured up to applicable limits by the FDIC. Most of its deposits are insured under the Savings Association Insurance Fund ("SAIF"), although some deposits are insured under the Bank Insurance Fund ("BIF"). Prime Bank is subject to extensive regulation, reporting requirements and examination by the PADOB, as its chartering agency, and the FDIC as its deposit insurer and primary federal banking regulator.

         First Sterling Bank is a Pennsylvania chartered commercial bank which is a member of the Federal Reserve System. Its deposit accounts are insured up to applicable limits by the FDIC under the BIF. First Sterling Bank is subject to extensive regulation, reporting requirements and examination by the PADOB, as its chartering agency, the FRB, as its primary federal banking regulator, and the FDIC as its deposit insurer.

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

         The PA Code limits the powers and activities of Pennsylvania chartered commercial banks and savings banks, including the investment and lending activities of those institutions. Subject to certain exclusions and qualifications, each of the Banks is generally limited in making loans to any one customer or group of related customers to an amount which equals 15% of each Bank's unimpaired capital accounts from time to time.

         PADOB regulations establish minimum capital requirements for Pennsylvania chartered financial institutions such as the Banks (the "PA Capital Rules"). The PA Capital Rules include a minimum requirement for leverage capital --- the ratio of "Tier 1" capital (as defined for federal bank regulatory purposes) to total assets --- of 4.00%, and a minimum requirement for "risked-based capital" as that which is required by federal banking laws. PADOB may set a higher minimum leverage ratio requirement for individual institutions. At December 31, 1996, Prime Bank and First Sterling Bank each met the Pennsylvania minimum capital requirements.


The table set forth below shows each capital requirement together with the actual capital levels of each Bank:

                                 Required      Prime Bank       First Sterling
Capital Requirement              Ratio         At 12/31/96      At 12/31/96

PA Risk-Based Capital
         Tier 1 Ratio            4.00%           9.56%          8.14%
         Total Capital Ratio     8.00%          10.52%          9.40%
PA Tier 1 Leverage Ratio         4.00%           6.65%          5.88%

Federal Deposit Insurance Regulation

         The FDIC administers the BIF and SAIF funds, although the funds' assets and liabilities are not commingled. Each fund is to be maintained at a designated ratio to the aggregate dollar amount of deposits insured by that fund. Pursuant to the 1996 Banking Law, the SAIF fund was recapitalized, and the two funds are to be merged on or before January 1, 1999 if on that date no further savings associations exist. See "1996 Federal Banking Legislation - Recapitalization of SAIF" below.

         Prompt Corrective Action. Federal banking laws and regulations establish of a system of prompt corrective action to resolve the problems of undercapitalized institutions. The federal banking regulators are required to take certain supervisory actions against undercapitalized institutions. The adopted rules create five categories consisting of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on distributions of dividends to seizure of the institution. Generally, subject to a narrow exception, federal law requires the institution's regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Regulators are authorized to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that the ratio be no less than 2% of assets.

         Liability of Commonly Controlled Institutions; Priority Over Claims of Shareholders and Affiliates. Pursuant to provisions of the FDI Act, if one or more insured depository institutions are under common control (as is the case with the Banks), each institution (the "Obligated Institution") is potentially liable to the FDIC for any loss incurred by the FDIC in connection with a default by the any other insured depository institution which is under common control (the "Defaulting Institution"). The FDIC's claim against the assets of an Obligated Institution for the payment of this liability has priority over any obligations which the Obligated Institution owes to its shareholders or affiliates, but is generally subordinate to obligations owed to persons other than shareholders or affiliates.

         Real Estate Lending Standards. Federally insured depository institutions must adopt and maintain written policies, in conformance with minimum federal guidelines, that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate.

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

Transactions with Affiliates and Other Related Parties

         Each of the Banks is subject to certain restrictions on transactions with "affiliates" such as the Company and any other non-bank subsidiaries of the Company pursuant to Sections 23A and 23B of the Federal Reserve Act. In summary,
Section 23A (i) imposes individual and aggregate percentage of capital limits on the dollar amount of a wide variety of affiliate dealings coming within the definition of a "covered transaction" (in general, the aggregate amount of transactions of either Bank with any one non-bank affiliate (other than the other Bank) is limited to 10% of the capital and surplus of the Bank and the aggregate amount of either Bank's transactions with all non-bank affiliates is limited to 20% of the Bank's capital and surplus.; (ii) establishes rules for ensuring arms' length dealings between a bank and its affiliates; (iii) precludes the acquisition of "low quality" assets by a bank from its affiliates; and (iv) imposes detailed collateralization requirements for affiliate credit transactions. Section 23B requires a wide range of transactions between a bank and its affiliates to be on terms which are at least as favorable to the bank as would apply to similar transactions with non-affiliated companies. These include "covered transactions" that are subject to section 23A, as well as (i) a sales of securities or other assets to an affiliate including assets subject to an agreement to repurchase; (ii) a payment of money or the furnishing of services to an affiliate under contract, lease, or otherwise; (iii) any transaction in which an affiliate acts as an agent or broker or receives a fee for its services to the association or to any other person; or (iv) any transaction or series of transactions with a third party if an affiliate has an interest in the third party or participates in the transaction.

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

         Federal and state laws and regulations restrict management personnel of a bank from serving as directors or in other management positions with securities firms and with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restrict management personnel from borrowing from another institution that has a correspondent relationship with their bank.

 Classification of Assets

         Under current federal regulations, an institution must classify its problem assets according to one of four categories: "substandard", "doubtful", "loss" and "special mention". For assets classified "substandard", and "doubtful", the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve.

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

         At December 31, 1996, Prime Bank met each of its capital requirements. The table below sets forth the minimum capital ratios applicable to Prime Bank, together with the actual dollar amounts and percentages of capital for Prime Bank in each category at December 31, 1996:

                                     Required                   Prime Bank
Capital Requirement                   Ratio                    Amount   Ratio
                                     --------                  ------   -----
Risk-Based Capital
         Tier 1 Ratio                4.00%                    $44,564    9.56%
         Total Capital Ratio         8.00%                     49,022   10.52%

Tier 1 Leverage Ratio                4.00%/5.00%               44,564    6.65%


Federal Minimum Capital Requirements - First Sterling Bank

         Leverage Ratio. For banks which are members of the Federal Reserve System, the FRB has established a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6.0%. For these purposes, the components of "primary capital" generally include common stock, surplus, undivided profits, contingency and other capital reserves, and the allowance for possible loan and lease losses ("ALLL"), and "total capital" includes the primary capital components plus limited life preferred stock and certain subordinated debt. In calculating the regulatory capital ratios, goodwill is deducted from both the numerator (capital) and the denominator (total assets) of the ratio, and the ALLL is added to the denominator (total assets). Generally, the FRB expects member banks to operate above the minimum levels. Those member banks whose operations are deemed by the FRB to involve or to be exposed to high or inordinate degrees of risk may be expected to hold additional capital to compensate for those risks.

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

         At December 31, 1996, First Sterling Bank met each of its regulatory capital requirements. The table below sets forth the minimum capital ratios applicable to First Sterling Bank, together with the actual dollar amounts and percentages of capital for First Sterling Bank in each category at December 31, 1996:

                                                     First Sterling
                                    Required         ---------------
Capital Requirement                   Ratio          Amount    Ratio
                                    --------         ------    -----

Primary Capital Ratio                 5.50%         $16,119    6.83%

Total Capital Ratio                   6.00%          16,119    6.83%

First Sterling's total capital ratio would place it in "Zone 2" for these purposes as of December 31, 1996.

Insurance of Deposit Accounts

         The FDIC sets deposit insurance assessment rates on a semiannual basis separately for the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The FDIC has authority to reduce the assessment rates for either fund whenever the ratio of its reserves to insured deposits is equal to or greater than 1.25%, and to increase deposit insurance assessments whenever that ratio is less than 1.25%.

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

         Prime Bank's insurance premium assessment is currently 6.5 basis points on all of its assessable SAIF- and BIF-insured deposits. First Sterling Bank's insurance premium assessment is currently 0 basis points on all of its assessable deposits.

         In addition to the foregoing FDIC deposit insurance assessments, all insured institutions are also obligated to pay assessments to the federal Financing Corporation ("FICO") to help pay interest on FICO bonds issued to pay part of the costs of the savings and loan bailout in 1979. SAIF-insured deposits are currently subject to a FICO assessment of 6.5 basis points, and BIF-insured deposits are currently subject to a FICO assessment of approximately 1.3 basis points.

         There is no assurance whether the foregoing assessment rates will remain constant or change. See, "Recent Legislative and Regulatory Developments
- Amendments to FDIC Deposit Insurance Assessment Rules", below.

QTL Test - Prime Bank

         A "qualified thrift lender", or "QTL," test is applicable under FIRREA for purposes of determining the scope of permissible activities, pursuant to HOLA, for a savings and loan holding company. It requires savings associations to maintain a specified minimum percentage of their assets invested in residential mortgage loans and/or other housing- or consumer-related assets. Currently, because the Company is a bank holding company, it is not treated as a savings and loan holding company. Prime Bank has also been informed by the OTS that the OTS does not treat Prime Bank as a savings association. There is no assurance that Prime Bank will comply or continue to comply with the QTL Test.

Community Reinvestment

         Under the Community Reinvestment Act ("CRA"), an institution has obligations to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the applicable federal regulator for each bank to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution's CRA rating.

Federal Home Loan Bank System

         Prime Bank is a member of the FHLB System by way of investment in the Federal Home Loan Bank of Pittsburgh ("FHLBP"). The FHLB System consists of 12 regional Federal Home Loan Banks, subject to supervision and regulation by a newly created Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member financial institutions. Each financial institution member is required to acquire and hold shares of Federal Home Loan Bank capital stock. Advances from a FHLB are secured by a member's shares of stock in the FHLB, certain types of mortgages and other assets. Interest rates charged on advances vary with the maturity and the cost of funds to the FHLB. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

         Reserve Requirements. FRB regulations require each of the Banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% (below certain levels) and 10% (for deposits above certain levels) must be maintained against aggregate transaction accounts, subject to an exemption for specified levels of deposits which would otherwise be reservable. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the effective return or yield on the Banks' assets.

                 Recent Legislative and Regulatory Developments

         1996 Bad Debt Reserve Legislation. Section 1616 of the Small Business Job Protection Act of 1996, enacted on August 20, 1996 (the "Job Protection Act"), repealed the "percentage of taxable income" method for deducting loan loss provisions for institutions such as Prime Bank. Under Section 593 of the Internal Revenue Code of 1986, as amended, thrift institutions which had previously met certain definitional tests primarily relating to their assets and the nature of their business were permitted to establish a tax reserve for bad debts and, within limits, deduct annual additions thereto for Federal tax purposes. Under the Job Protection Act, institutions such as Prime Bank are permitted to deduct bad debts only as they occur. In addition, the Job Protection Act requires institutions such as Prime Bank to recapture (i.e., take into income) over a 6-year period the excess of the balance of such reserves as of December 31, 1995, over the greater of (a) the balance of such reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the institution always computed the additions to its reserves using the experience method. These recapture requirements are suspended for each of two successive taxable years beginning January 1, 1996, in which an institution originates an amount of certain residential loans in excess of the average of the principal amounts of such loans made by the institution during its six taxable years preceding 1996.

         1996 Federal Banking Law - Recapitalization of SAIF. The Economic Growth And Regulatory Paperwork Reduction Act of 1996 (the "1996 Banking Law"), enacted on September 30, 1996 as Title II of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997, implemented a wide range of regulatory relief provisions affecting federal insured depository institutions. Most notably, it: (1) mandated the recapitalization of the SAIF as of October 1, 1996; (2) requires banks and other institutions holding BIF-insured deposits to pay a portion of the interest on FICO bonds; (3) requires the merger of SAIF and BIF on January 1, 1999 but only if no insured depository institution is a savings association on that date; and (4) requires the Department of Treasury to submit to Congress by March 31, 1997 a study on the development of a common charter for all insured depository institutions.

         Among the other supervisory provisions of the 1996 Banking Law which may affect the Banks are the following: ATMs and other remote service units were excluded from the definition of "branch" for purposes of certain branch approval requirements and geographic restrictions; the law permits well-capitalized banks rated CAMEL 1 or 2 to invest in bank premises in amounts up to 150 percent of the bank's capital and surplus with only a 30-day after-the-fact notice and establishes expedited procedures to permit certain bank holding companies to engage in permissible nonbanking activities, except for acquisitions of thrifts; exempted from the insider lending restrictions a bank's company-wide benefit or compensation plans that are widely available to employees of the bank and that do not give preference to any officer, director, or principal shareholder (or related interests) over other employees of the bank; permits the Federal banking agencies to raise the asset limit for an 18-month examination cycle from $175,000,000 to $250,000,000 for banks with a CAMEL 2 rating; eliminates the independent auditor attestation requirement for compliance with safety and soundness laws; authorizes the Federal banking agencies to permit a bank's independent audit committee to include some inside directors if the bank is unable to find competent outside directors, provided a majority of the committee is still made up of outside directors; requires the Fed and HUD, within 6 months of enactment, to simplify and improve RESPA and TILA disclosures and provide a single format for such disclosures; makes a number of changes to RESPA's disclosure requirements; generally provides that, if a bank or a third party self-tests for compliance under the Equal Credit Opportunity Act and the Fair Housing Act, the test results will not be used against the bank if the bank identifies possible violations and is taking appropriate corrective actions, and if the bank is not using the results in its defense; sunsets the Truth-in-Savings Act's civil liability provision in five years; substantially amends the Fair Credit Reporting Act (FCRA); prohibits the Federal banking agencies from examining for compliance with FCRA unless there has been a complaint about a violation or the agency otherwise has knowledge of a violation; and amends the Comprehensive Environmental Response, Compensation, and Liability Act to clarify that a lender is not liable for environmental cleanups of property securing a loan unless the lender, among other things, participates in day-to-day decision making over the operations of the property or has control over environmental compliance and provides that lenders that foreclose on property may take certain post-foreclosure actions without incurring liability for environmental cleanup if the lender did not participate in management of the property prior to foreclosure and the lender seeks to dispose of the property as soon as it is commercially reasonable.

         Amendments to FDIC Deposit Insurance Assessment Rules. On November 22, 1996, the federal Financing Corporation ("FICO") adopted a regulation pursuant to the 1996 Banking Law which obligates all federally insured depository institutions to commence paying on January 1, 1997, special assessments toward the funding of interest payments on FICO bonds. The special assessment rates are currently 6.5 basis points on all SAIF-assessable deposits, and approximately
1.3 basis points on all BIF-assessable deposits. After December 31, 1999 (or when the last savings association ceases to exist, if earlier), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

         In December 1996, the FDIC took action to implement for the first part of 1997 a reduced assessment schedule for institutions with SAIF-insured deposits. It also continued in effect an existing rate schedule for BIF-insured deposits. As a result of these FDIC actions, the total semi-annual deposit insurance assessment for all BIF-insured and SAIF-insured institutions currently ranges from 0 to 27 basis points (depending upon an institution's risk classification), in addition to the special FICO assessment described above.

         FDIC Proposed Rule to Prohibit Deposit Shifting. Pursuant to provisions of the 1996 Banking Law, the FDIC on February 11, 1997 proposed a regulation which would prohibit federally insured depository institutions from taking any action which would have the effect of shifting deposits insured under the Savings Association Insurance Fund (SAIF) to deposits insured under the Bank Insurance Fund (BIF) for the purpose of evading the assessment rates applicable to SAIF deposits.

                           Other Laws and Regulations

         The Company and the Banks are subject to a variety of laws and regulations which are not limited to banking organizations. Without limiting the foregoing, in lending to commercial and consumer borrowers, and in owning and operating their properties, the Banks are each subject to regulations and risks under state and federal environmental laws.

                       Legislation and Regulatory Changes

         Legislation and regulations may be proposed or enacted from time to time which could increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other competing financial services providers. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company or either of the Banks.

                     Effect of Government Monetary Policies

         The earnings of the Company and the Banks are affected by domestic and international economic conditions and the monetary and fiscal policies of the United States government and its agencies, as well as those of foreign countries. It is not possible to predict the nature and impact of future changes in economic conditions or governmental monetary or fiscal policies.

                                    TAXATION

Federal Taxation
         The Company files a consolidated federal income tax return on a calendar year basis. The Small Business Job Protection Act of 1996, enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. The repeal of the use of this method is effective for tax years beginning after December 31, 1995. Prior to the change in law, Prime Bank had qualified under the provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts based on 8% taxable income.

         Due to the change in tax law, Prime Bank is required to recapture into income, over a six year period, the portion of its tax bad debt reserves that exceed its base tax year reserves (i.e. tax reserves for tax years beginning before 1988). The base tax year reserves, which may be subject to recapture if Prime Bank ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. Prime Bank's total tax bad debt reserves at December 31, 1996 are approximately $7.9 million of which $7.7 million represents the base year amount and $.2 million is subject to recapture. The $.2 million has been previously reserved as a deferred tax liability, therefore, this recapture will not affect reported net income.

         To the extent Prime Bank makes distributions to Prime Bancorp that are considered to result in withdrawals from its tax bad debt reserves, then the amounts deemed withdrawn will be included in Prime Bank's taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of Prime Bank's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from Prime Bank's, bad debt reserves for qualifying real property loans. Non-liquidating distributions in excess of Prime Bank's, current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of Prime Bank will be considered to result in withdrawals first from Prime Bank, bad debt reserves on qualifying real property loans to the extent thereof, and finally out of such other accounts as may be proper. At December 31, 1996, substantially all of Prime Bank's retained earnings (apart from amounts allocated to its bad debt reserve) are available for distribution to its stockholders, subject to various restrictions imposed by OTS, without the imposition of this additional tax on Prime Bank.

         Thrift institutions are subject to special tax treatment with respect to the deductibility of interest expense relating to certain tax-exempt obligations. Thrift institutions are entitled to deduct 100% of their interest expense allocable to the purchase or carrying of tax-exempt obligations acquired before 1983. The deduction is reduced to 80% for obligations acquired after 1982 and eliminated entirely for obligations acquired after August 7, 1986 (except for certain issues by small municipal issuers and certain charitable organizations).

         Depending on the composition of its items of income and expense a thrift institution may be subject to the alternative minimum tax. A thrift institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased by certain tax preferences and adjustments, including depreciation deductions in excess of those allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of bad debt reserve deduction claimed in excess of the deduction based on the experience method and by 75% of the excess of adjusted current earnings over AMTI. The AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid attributable to most preferences and adjustments (although not to post August 7, 1986 tax-exempt interest) can be credited against regular tax due in later years.

                                 TAX LITIGATION

         The Bank was engaged in litigation in the United States Tax Court in connection with a Statutory Notice of Deficiency issued by the Internal Revenue Service for the tax years (December 31) 1969, 1970, 1971, 1972, 1973, 1974,
1975, 1976, 1977, 1978, 1980, and 1981. The Statutory Notice of Deficiency was directed to Cheltenham Federal Savings and Loan Association ("Cheltenham"), a predecessor to the Bank. The litigation involved two separate legal issues. The controversy concerning these issues was resolved by the parties pursuant to a Stipulation of Settled Issues which was entered into on or about November 20, 1991 (the "Stipulation"). The terms of the Stipulation reflected the results of 1991 U.S. Supreme Court decisions in Cottage Savings Association v. Commissioner and United States of America v. Centennial Savings Bank. In January 1996, the Bank settled its outstanding case with the IRS in connection with the examination of the noted tax year returns. The United States Tax Court ruled that Cheltenham properly recognized losses relating to the reciprocal purchase and sale of mortgage loans in 1980. The U.S. Tax Court also ruled in favor of the IRS on the issue of the permissibility of reducing the basis of assets by the early withdrawal penalty on savings certificates. The Bank had previously accrued the estimated liability for the amount of interest due relating to this issue, and the actual amount paid was not materially different.

                          REVISED ACCOUNTING STANDARDS

         The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of in 1996. See Impairment of Long-Lived Assets and Long Lived Assets to Be Disposed Of on page 27 of the 1996 Annual Report to Shareholders.

         The Company adopted SFAS No. 122 Accounting for Mortgage Servicing Rights in 1995. See Mortgage Servicing Rights on page 27 of the 1996 Annual Report to Shareholders.

         On January 1, 1996, the Company adopted the provisions of SFAS No. 123, Accounting for Stock Based Compensation. See Stock Option Plan on pages 28 and 29 of the 1996 Annual Report to Shareholders.

         During 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and SFAS No. 127 Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Certain provisions relating to the accounting for repurchase agreements have been deferred for one year. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

                                 STATE TAXATION

         Prime Bank is subject to the Pennsylvania Mutual Thrift Institution Tax Act, which imposes a tax measured by the Savings Bank's net income. Under the current law, the MTIT rate is 11.5%.

         As a Pennsylvania business corporation, the Company will be required to file annual returns with and pay annual fees to the Commonwealth of Pennsylvania. The Company is currently subject to an annual franchise tax based on its net worth and imposed by the State of Pennsylvania.

Item 2.  Properties.

         The Company neither owns nor leases any real property. At present, it uses the premises, equipment and furniture of Prime Bank without direct payment of any rental fees. In the future it may consider acquiring office facilities.

         Prime Bank has eight offices in Philadelphia County, five in Bucks County, and five in Montgomery County, Pennsylvania. Of the eighteen offices, eight are owned, and ten offices are subject to leases. At its home office, the Prime offers a full range of customer services. Except for safe deposit boxes, these same services are available at each of the Prime's other offices. Prime participates in the MAC Money Access Service shared Automated Teller Machine ("ATM") network and the PLUS SYSTEM network which is the leading international system of shared automated teller machines (ATMs) which enables customers to obtain cash almost anytime and almost anywhere they travel in the United States. Eight offices are equipped with ATMs owned by Prime.

         First Sterling Bank has two offices in Montgomery County, one office in Chester County, and two offices in Delaware County which are subject to leases. First Sterling branches offer a broad range of products and services. First Sterling also participates in the MAC Money Access Service shared Automated Teller Machine ("ATM") network and the PLUS SYSTEM. Three offices are equipped with ATMs owned by First Sterling.

         The following table sets forth certain information concerning the business offices of Prime Bank and First Sterling Offices at December 31, 1996 (dollars in thousands).

                                                                             Net Book
                                                                             Value of
                                                                           Property and
                                               Owned                         Leasehold
                                                or          Lease           Improvements       Deposits at
                                              Leased      Expiration       At December 31,     December 31,
                                                (2)          Date               1996              1996
                                              ------      ----------       ---------------     ------------
Prime Bank Offices
Philadelphia, 6425 Rising Sun Avenue          Owned          --              $  1,267           $142,298
Philadelphia, 18th & JFK Blvd.                Leased      3/31/2000              --               18,514
Philadelphia, 1841 E. Allegheny Avenue        Owned          --                    74             39,426
Philadelphia, 14425 Bustleton Avenue          Owned          --                   282             21,632
Philadelphia, 1000 Cottman Avenue             Owned          --                   457             29,120
Philadelphia, 8500 Germantown Avenue          Leased      7/31/2000               --              32,283
Philadelphia, 1695 Grant Avenue               Leased      7/31/2000                16             24,846
Philadelphia, 423 E. Girard Avenue            Owned          --                    42             19,104
Oxford Valley, Bucks County
  195 Bristol Oxford Valley Road              Leased      6/30/2000               127             20,231
Fairless Hills, Bucks County
  503 South Oxford Valley Road                Owned          --                   301             26,174
Richboro, Bucks County
  984 Second Street Pike                      Owned          --                   238             36,877
Southampton, Bucks County
  723 Street Road                             Owned          --                   586             56,174
Fort Washington, Montgomery County
  7111 Valley Green Road                      Leased     09/30/2001                19               --
Yardley, Bucks County
  10 South Main Street                        Leased     10/31/2000                 1              8,019
Horsham, Montgomery County
  301 Horsham Road                            Leased        9/30/99                63             20,314
Huntingdon Valley, Montgomery County
  Bethayres Shopping Center/618 Welsh Road    Leased     11/30/2000                --             13,471
Jenkintown, Montgomery County
  The Pavilion/261 Old York Road              Leased        6/01/98               179             20,208
Montgomeryville/North Wales
  Montgomery County, 521 Stump Road           Leased        1/21/99                --             17,409
Willow Grove, Montgomery County
  Old York & Moreland Roads                   Leased      9/23/2004                --              8,138
                                              ------     ----------          --------           --------
Total Prime Bank Offices                                                       $3,652           $554,238
                                                                             ========           ========

First Sterling Offices
Bala Cynwyd, Montgomery County
  50 Monument Road                            Leased    04/30/2004                 61           $ 32,763
Bryn Mawr, Montgomery County
  22 North Bryn Mawr Avenue                   Leased    12/31/2005                 59             58,735
Devon, Chester County
  80 West Lancaster Avenue                    Leased    12/31/2005                 89             47,411
St. Davids, Delaware County
  558 East Lancaster Avenue                   Leased    12/31/2005                 79             41,793
Media, Delaware County
  101 West Baltimore Pike                     Leased    06/30/2009                 53              1,702
                                              ------     ----------          --------           --------
 Total First Sterling Offices                                                  $  342           $182,404
                                                                             ========           ========


Item 3. Legal Proceedings.

         Except for litigation with the IRS concerning the deductibility of losses on the reciprocal sale of mortgages (see TAX LITIGATION on page 21), for which Prime has fully reserved against any potential liabilities and routine foreclosures, there are no material legal proceedings to which the Company, the Bank or its subsidiary service corporations are a party or to which any of their properties are subject.


Item 4. Submission of Matters to a Vote of Security Holders.

         On December 17, 1996, there was a special meeting of the shareholders of the Registrant's predecessor to vote on two matters: (1) the merger with First Sterling Bancorp, Inc. and (2) the merger with and into Prime Newco, Inc. which effectively changed the Registrant from a Delaware corporation to a Pennsylvania corporation. Both mergers were approved by shareholders. As to the merger with First Sterling Bancorp, Inc. the vote was as follows: 2,770,520 For, 73,995 Against, and 4,415 Abstentions. As to the Merger to become a Pennsylvania corporation, the vote was as follows: 2,771,786 For, 73,729 Against, and 3,415 Abstentions.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The information contained under the captions "Market Information" (page
19) and Notes 1 and 3 of "Notes to Consolidated Financial Statements" (pages 25 and 29) in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference thereto.

Item 6. Selected Financial Data

         The information set forth under the caption "Financial Condition Data" on page 17 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" (pages 9 through
18) in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data

         The consolidated financial statements, the notes thereto, and the opinion of independent auditors thereon, appearing on pages 20 through 40 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

          The information contained under the caption "Election of Directors" on pages 4 through 7 of the Company's Proxy Statement dated March 24, 1997 is incorporated herein by reference thereto.

Item 11.  Executive Compensation.

           See information contained under the caption "Executive Compensation" on pages 8 through 11 and page 13 and under the caption "Board Compensation Committee Report on Executive Compensation" on pages 11 and 12 of the Company's definitive Proxy Statement dated March 24, 1997. The "Performance Graph" on page 13 and the "Board Compensation Committee Report on Executive Compensation: on pages 11 and 12 shall not be deem "soliciting material" or "filed" with the Commission or incorporated herein by reference.

Item 12.  Security Ownership of Management.

           The information contained under the caption "Beneficial Ownership of Voting Securities" on page 2 of the Company's definitive Proxy Statement dated March 24, 1997 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

          The information contained under the caption "Indebtedness of Management" on page 11 of the Company's definitive Proxy Statement dated March 24, 1997 is incorporated herein by reference.

          First Sterling Bank leases three (3) of its five (5) branch offices from Dominion Properties, L.P. The Arthur J. Kania Trust is the major shareholder of First Sterling and a limited partner in Dominion Properties, L.P. Allen Speiser, a director of First Sterling, is a trustee of the Arthur J. Kania Trust. James D. Kania, a director of First Sterling , is a beneficiary of the Arthur J. Kania Trust and a General Partner of Dominion Properties, L.P.

         The leases with Dominion Properties, L.P. run for terms of ten (10) years commencing January 1, 1996. the leases also provide certain renewal options with annual increases in rent for two (2) of the branch office leases based on the changes in the consumer price index. Prior to execution of the Merger Agreement, First Sterling and Dominion Properties, L.P. entered into an agreement with respect to the corporate offices of First Sterling which agreement allows First Sterling at its election, to reduce both space and term of its office tenancy upon payment of a fee in the amount of $375,000.00 to the landlord. Prime Believes that the fee negotiated is consistent with that which would be paid in an arm length transaction with an unaffiliated landlord.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as a part of this report:

      (1) The following consolidated financial statements of the Company and the opinion of independent auditors thereon which appears on pages 20 through 40 of the Company's 1996 Annual Report included as an exhibit to this report:

                                                                             Page Reference
                                                                             Annual Report
            Financial Statements                                             to Shareholders
            --------------------------------------------------------------------------------
            Consolidated Statements of Financial Condition                        20
            Consolidated Statements of Operations                                 21
            Consolidated Statements of Shareholders' Equity                       22
            Consolidated Statements of Cash Flow                                  23 - 24
            Notes to Consolidated Financial Statements.                           25 - 38
            Management's Statement on Financial Reporting                         39
            Independent Auditors' Report                                          40

      (2) Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
            Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)   The following exhibits:

Exhibit No.                   Description                               Page No.
-----------                   -----------                              --------

   2.1 Agreement and Plan of Organization dated June 12, 1996 and First Amendment thereto dated September 12, 1996, by and among Registrant, Prime and First Sterling. Prime will supplementally provide a copy of the disclosure schedules to the SEC upon request.

   2.2 Agreement and Plan of Merger dated September 12, 1996 between Registrant and Prime.

   3.1 Articles of Incorporation of Prime Bancorp, Inc. - Incorporated herein by reference to Exhibit 3.1 of Registration Statement #333-13741

   3.2 Bylaws - Incorporated by reference to Exhibit 3.2 of Registration Statement #333-13741.

   (a)   Employment agreement between Prime and Erwin T. Straw, dated
         November 14, 1988. Incorporated by reference to Exhibit 10.1 to registrant's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989. Addendum to Employment Agreement dated as of January 29, 1996 - Incorporated by reference to Exhibit 10.4 to Registration Statement #333-13741

   (b) Employment agreement between Prime and Walter L. Tillman, Jr. - Incorporated by reference to Exhibit 10.2 to Registration Statement #333-13741.

   (c)   Employment agreement between Prime and James J. Lynch dated
         December 18, 1995. Incorporated by reference to Exhibit 10.1 (c) to Prime's Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 0-17286).

   4.1 Form of First Sterling Subordinated Convertible Debenture. Registrant will supplementally provide a copy of the Debenture to the SEC upon request. Incorporated herein by reference to Exhibit 4.1 to Registration Statement #333-13741.


   4.2 Form of Registrant's Stock Certificate for common stock. Incorporated herein by reference to Exhibit 4.2 to Registration Statement #333-13741.

   5.1 Consent and Opinion of Stradley, Ronon, Stevens & Young regarding legality of shares. Incorporated herein by reference to Exhibit 5.1 to Registration Statement #333-13741.

   8.1 Consent and form of Opinion of Stradley, Ronon, Stevens and Young regarding tax matters. Incorporated herein by reference to Exhibit 8.1 to Registration Statement #333-13741.

   8.2 Form of Opinion of Kania, Linder, Lasak and Feeney regarding tax matters. Incorporated herein by reference to Exhibit 8.2 to Registration Statement #333-13741.

  10.1 Employment Agreement between the Prime, Prime Bank and James J. Lynch dated December 18, 1995. Incorporated by reference to Exhibit 10.1(c) to Registrants Annual Report on Form 10-K for year ended December 31, 1995, file no. 0-17286.

   10.2 Employment Agreement between the Prime, Prime Bank and Walter L. Tillman, Jr. dated as of September 25, 1996. Incorporated herein by reference to Exhibit 8.2 to Registration Statement #333-13741.

  10.3 Employment Agreement between the Prime, Prime Bank and Erwin T. Straw dated November 14, 1988. Incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for year ended June 30, 1989.

  10.4 Addendum to Employment between the Prime, Prime Bank and Erwin T. Straw dated as of January 29, 1996. Incorporated herein by reference to
         Exhibit 10.4 to Registration Statement #333-13741.

  10.5 Employment Agreement between the Prime, Prime Bank and William H. Bromley to become effective upon completion of the merger with First Sterling. Incorporated herein by reference to Exhibit 10.5 to Registration Statement #333-13741.

  10.6 First Sterling 1988 Non-Qualified Stock Option Plan. Incorporated herein by reference to Exhibit 10.6 to Registration Statement #333-13741.

  10.7 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated December 7, 1995 for Devon branch and office. Incorporated herein by reference to Exhibit 10.7 to Registration Statement #333-13741.

  10.8 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated June 4, 1996 regarding right to reduce the space leased under lease agreement for Devon offices and the lease term for a portion of such space. Incorporated herein by reference to Exhibit 10.8 to Registration Statement #333-13741.

  10.9 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated as of December 15, 1995 for the St. David's branch. Incorporated herein by reference to Exhibit 10.9 to Registration Statement #333-13741.

  10.10 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated as of December 15, 1995 for branch in Bryn Mawr Square. Incorporated herein by reference to Exhibit 10.10 to Registration Statement #333-13741.

  10.11 Lease Agreement between Monument Road Associates and First Sterling Bank dated April 14, 1994 for Bala Cynwyd branch. Incorporated herein by reference to Exhibit 10.11 to Registration Statement #333-13741.

  10.12 Lease Agreement between Silvio F. and Elizabeth O. D'Ignazio and First Sterling Bank dated as of July 3, 1996 for Media branch. Incorporated herein by reference to Exhibit 10.12 to Registration Statement #333-13741.

  10.13 First Sterling Bank 401(k) qualified retirement plan adoption agreement. Incorporated herein by reference to Exhibit 10.13 to Registration Statement #333-13741.

  10.14 Incentive Stock Option Plan - Incorporated by reference to Exhibit 10.2 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

  10.15 Prime's Salary Continuation and Supplemental Retirement Plan - Incorporated by reference to Exhibit 10.3 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

  10.16 Prime's Retirement Plan - Incorporated by reference to Exhibit 10.4 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.


  10.17  Prime's Employee Retirement Savings Plan - Incorporated by reference to
         Exhibit 10.5 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.


  10.18 Lease Agreement between Prime Bank and Lotz Realty, Inc. - Incorporated by reference to exhibit to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

  10.19  Lease Agreement, between Prime Bank and Village Plaza Shopping Center.
         - Incorporated by reference to exhibit 10.7 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

  10.20 Lease Agreement, between Prime Bank and Grant Plaza. - Incorporated by reference to Exhibit 10.8 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.


  10.21 Lease Agreement, between Prime Bank and Hopkinson Corporation - Incorporated by reference to Exhibit 10.10 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1993, filed with the Securities and Exchange Commission on April 14, 1993.

  10.22 Lease Agreement, between Prime Bank and Foxcroft Square Company - Incorporated by reference to Exhibit 10.11 to Prime's quarterly report on Form 10-Q for the quarter ended March 31, 1993, filed with the Securities and Exchange Commission on April 14, 1993.

  10.23 Lease Agreement, between Prime Bank and Bell Atlantic Properties, Inc. dated January 7, 1985. - Incorporated by reference to Exhibit 10.12 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

  10.24 Lease Agreement, between Prime Bank and the Trust of Russell A. Allen, deceased dated July 31, 1985. - Incorporated by reference to Exhibit
         10.13 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

  10.25 Lease Agreement, between Prime Bank and Mark Cohen dated September 24, 1994. - Incorporated by reference to Exhibit 10.14 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

  10.26 Lease Agreement, between Prime Bank and Corestates Bank dated March 1, 1995. Incorporated by reference to Exhibit 10.15 to Prime's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 30, 1996.

  10.27 Lease Agreement, between Prime Bank and Cameron C. Troilo and Olga Jean Troilo dated June 26, 1995. Incorporated by reference to Exhibit 10.16 to Prime's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 30, 1996.

  10.28 Report on Form 11-K, Prime Bancorp, Inc. Retirement Savings Plan for the year ended December 31, 1996. (to be filed by amendment)

  13.1   Annual Report on Form 10-K for the year ended December 31, 1996.

  13.2 Quarterly Report on Form 10-Q for the six month period ended June 30, 1996. Incorporated herein by reference to Exhibit 13.2 to Registration Statement #333-13741.

  13.3 Consolidated balance sheets of First Sterling Bancorp, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995 as audited by Coopers and Lybrand LLP. Incorporated herein by reference to Exhibit 13.3 from pages F-1 to F-21 of Registration Statement #333-13741 filed with the Securities and Exchange Commission on October 8, 1996.

  22.1 Subsidiaries - Incorporated by reference to Exhibit 22.1 to registrant's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

  23.1   Consent of Coopers & Lybrand, L.L.P.

  23.2   Consent of KPMG Peat Marwick LLP. Incorporated herein by reference to
         Exhibit 23.1 to Registration Statement #333-13741.

  23.3 Consent of Stradley, Ronon, Stevens & Young, LLP. Incorporated herein by reference to Exhibit 23.3 to Registration Statement #333-13741.

  23.4 Consent of Kania, Linder, Lasak and Feeney. Incorporated herein by reference to Exhibit 23.4 to Registration Statement #333-13741.

  23.5 Consent of Berwind Financial Group, L.P. Incorporated herein by reference to Exhibit 23.5 to Registration Statement #333-13741.

  99.1 Purchase and Assumption Agreement By and among B.M.J. Financial Corp., Bank of Delaware Valley and Prime Savings Bank, fsb dated August 19, 1992 - Incorporated by reference to Exhibit 23.1 to registrant's Form 10-Q for the quarter ended September 30, 1992, filed with the Securities and Exchange Commission on November 16, 1992.


  99.2 Purchase and Assumption Agreement between the Bank and the Resolution Trust Corporation dated July 26, 1993 - Incorporated by reference to
         Exhibit 28.2 to registrant's Form 10-Q for the quarter ended September 30, 1993, filed with the Securities and Exchange Commission on November 15, 1993.

  99.3 Purchase and Assumption Agreement between the Bank and the Resolution Trust Corporation dated December 25, 1993 - Incorporated by reference to Exhibit 28.3 to registrant's Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.


  99.4 Purchase and Assumption Agreement between the Bank and the Resolution Trust Corporation dated September 16, 1994 - Incorporated by reference to Exhibit 28.4 to registrant's Form 10-Q for the quarter ended September 30, 1994 filed with the Securities and Exchange Commission on November 14, 1994.
                (b) Reports on Form 8-K
                    On June 27, 1996, the registrant did file a Report on Form 8-K relating to the Merger with First Sterling
                    Bancorp, Inc.

*Incorporated by reference from the indicated filing each in SEC File No.
0-17286.

                               PRIME BANCORP, INC.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         PRIME BANCORP, INC.


                                         /s/ James J. Lynch
                                         ----------------------------------
                                           James J. Lynch, President and
                                           Chief Executive Officer

Date: March 28, 1997


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                         Date
---------                      -----                         ----


/s/ Frederick G. Betz         Director                  March 28, 1997
-------------------------
Frederick G. Betz



-------------------------     Director                  March 28, 1997
William J. Cunningham



/s/ Joseph A. Fluehr, III     Director                  March 28, 1997
-------------------------
Joseph A. Fluehr, III



-------------------------     Director                  March 28, 1997
Robert A. Fox



/s/ Ernest Larenz             Director                  March 28, 1997
-------------------------
Ernest Larenz




/s/ James J. Lynch            Director, President
-------------------------     and Chief Executive       March 28, 1997
James J. Lynch                Officer (Principal
                              Executive Officer)



/s/ Joseph G. Markmann        Director                  March 28, 1997
-------------------------
Joseph G. Markmann

Signature                      Title                         Date
---------                      -----                         ----

-------------------------     Director                  March 28, 1997
Roy T. Peraino



/s/ David H. Platt            Director                  March 28, 1997
-------------------------
David H. Platt




-------------------------     Director                  March 28, 1997
Arthur L. Powell




/s/ Frank H. Reeves           Senior Vice President     March 28, 1997
-------------------------
Frank H. Reeves               Chief Financial and
                              Accounting Officer



/s/ Erwin T. Straw            Chairman                  March 28, 1997
-------------------------
Erwin T. Straw




/s/ Walter L. Tillman, Jr.    Executive Vice President  March 28, 1997
-------------------------
Walter L. Tillman, Jr.