Form 10-K/A
period 1996-12-31
PRIME BANCORP INC /PA
filed 1997-05-08
CIK 823550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
         (Mark One)

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

       The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $98.5 million.(1)

[KPMG LOGO]

1600 Market St.
Phila., PA 19103-7212



INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS
PRIME BANCORP, INC.:

We have audited the accompanying consolidated statement of financial condition of Prime Bancorp, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited the accompanying consolidated statement of financial condition of Prime Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period then ended, prior to their restatement for the 1996 pooling-of-interests transaction described in Note 2 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of First Sterling Bancorp, Inc. included in the 1995 and 1994 restated consolidated financial statements were audited by other auditors whose report dated February 23, 1996, expressed an unqualified opinion on those statements. The report of the other auditors has been furnished to us, and our opinion, insofar as it relates to the amounts included for First Sterling Bancorp, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     We also audited the combination of the accompanying consolidated statement of financial condition as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, after restatement for the 1996 pooling-of-interests; in our opinion, such statements have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.



KPMG PEAT MARWICK LLP

January 24, 1997