Form 10-Q
period 1997-03-31
PRIME BANCORP INC /PA
filed 1997-05-15
CIK 823550

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

For the Quarter Ended:
March 31, 1997                    Commission File Number: 0-17286

                      PRIME BANCORP, INC.
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

        Pennsylvania                               23-2860688
-------------------------------               -------------------
(State of other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

7111 Valley Green Road, Fort Washington, Pennsylvania 19111
------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                  (215) 836-2400
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     X          No

     The number of shares outstanding of the Registrant's common stock as of March 31, 1997:

                    Common Stock -- 5,378,926

                             PRIME BANCORP, INC.


                                   INDEX


Part I    Financial Information

     Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial                    1
               Condition:
               December 31, 1996 and March 31, 1997
               (Unaudited)

          Consolidated Statements of Operations,                  2
               Three Months Ended:
               March 31, 1996 and 1997
               (Unaudited)

          Consolidated Statements of Cash Flows,                3 - 4
               Three Months Ended:
               March 31, 1996 and 1997
               (Unaudited)

          Notes to Consolidated Financial Statements            5 - 6

     Item 2.   Management's Discussion and Analysis of          7 - 13
               Financial Condition and Results of Operations

Part II   Other Information                                       14

Signatures                                                        15

                             PRIME BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)

                                              December 31,      March 31,
                                                 1996             1997
-------------------------------------------------------------------------
                                                               (Unaudited)
Assets
Cash and due from banks......................  $  29,161       $  26,561
Interest-bearing deposits....................      2,703           8,959
Federal funds sold...........................        600           1,500
                                               ---------       ---------
   Cash and cash equivalents.................     32,464          37,020
                                               ---------       ---------

Investment securities (fair value of
   ($110,874 and $118,103)...................    110,766         118,744
Investment securities available for sale.....    125,428         127,775

Loans receivable.............................    624,426         610,482
  Deferred fees..............................       (327)           (381)
  Allowance for loan losses..................     (7,206)         (7,835)
                                               ---------       ---------
     Loans receivable, net...................    616,893         602,266
                                               ---------       ---------

Loans held for sale .........................         49             365
Accrued interest receivable..................      6,826           6,757
Real estate owned............................      1,335           2,701
Land acquired for development and resale.....      8,858           8,018
Property and equipment.......................     10,291          10,370
Other assets.................................     13,161           8,695
                                               ---------       ---------
      Total assets...........................  $ 926,071       $ 922,711
                                               ---------       ---------
                                               ---------       ---------

Liabilities and Stockholders' Equity
Liabilities:
   Deposits..................................  $ 736,642       $ 722,582
   Advances from Federal Home Loan Bank of
     Pittsburgh..............................     56,598          57,574
   Other borrowed money......................     51,685          58,862
   Advance payments by borrowers for taxes
     and insurance...........................      2,104           1,502
   Other liabilities.........................      8,526           9,412
                                                --------        --------
      Total liabilities......................    855,555         849,932
                                                --------        --------

Stockholders' equity
   Serial preferred, $1 par value; 2,000,000
     shares authorized and unissued..........      --              --
   Common stock, $1 par value; 13,000,000
     shares authorized; 5,291,157 and
     5,378,926 shares issued in 1996 and 1997      5,291           5,379
   Additional paid-in capital................     37,390          38,239
   Retained earnings.........................     29,156          30,556
   Valuation adjustment for debt securities
     net of taxes............................     (1,321)         (1,395)
   Total stockholders' equity................     70,516          72,779
                                               ---------       ---------
   Total liabilities and stockholders' equity  $ 926,071       $ 922,711
                                               ---------       ---------
                                               ---------       ---------



See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)

                                              Three Months Ended March 31,
                                              ----------------------------
                                                  1996            1997
                                               ----------      ----------
                                                      (Unaudited)
Interest income:
     Loans receivable, net...................  $  11,336       $  13,259
     Investment securities...................      3,859           3,801
     Interest-bearing deposits...............        150              70
                                               ---------       ---------
          Total interest income..............     15,345          17,130
                                               ---------       ---------

Interest expense:
     Deposits................................      6,673           6,982
     Short-term borrowings...................        775           1,196
     Long-term borrowings....................        403             234
                                               ---------       ---------
          Total interest expense.............      7,851           8,412
                                               ---------       ---------
          Net interest income................      7,494           8,718
                                               ---------       ---------
Provision for loan losses....................        363             845
                                               ---------       ---------
     Net interest income after provision
        for loan losses......................      7,131           7,873
                                               ---------       ---------

Non-interest income:
     Fees and service charges................        608             478
     Gain (loss) on sale of:
       Loans held for sale...................         26               7
       Investment securities available for
         sale................................        131             518
       Real estate owned.....................         --              17
     Rental income...........................         68              55
     Other...................................        137             166
                                               ---------       ---------
          Total non-interest income..........        970           1,241
                                               ---------       ---------

Non-interest expenses:
     Salaries and employee benefits..........      2,478           2,906
     Occupancy and equipment.................      1,114           1,267
     Federal insurance premiums..............        252              80
     Other...................................      1,069           1,313
                                               ---------       ---------
          Total non-interest expenses........      4,913           5,566
                                               ---------       ---------

     Income before income taxes..............      3,188           3,548
     Income taxes............................      1,092           1,233
                                               ---------       ---------
          Net Income.........................  $   2,096       $   2,315
                                               ---------       ---------
                                               ---------       ---------

Earnings per share:
Primary and fully diluted....................  $     .39       $     .43
                                               ---------       ---------
                                               ---------       ---------
Weighted average number of shares
 outstanding.................................  5,410,082       5,434,138
                                               ---------       ---------
                                               ---------       ---------

Dividends declared per share.................  $     .17       $     .17
                                               ---------       ---------



See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1996              1997
                                               ----------        ----------
                                                       (Unaudited)
Cash flows from operating activities:
  Net Income.................................  $   2,096       $   2,315
    Adjustments to reconcile net income
      to net cash from operating
      activities:
        Depreciation.........................        498             613
        (Gain) loss on sale of:
          Loans held for sale................        (26)             (7)
          Investment securities available for
            sale.............................       (131)           (518)
          Real estate owned .................         --             (17)
        Provision for loan losses............        363             845
        Increase in accrued interest
          receivable ........................         32              69
        Decrease in other assets.............        295           4,551
        Increase in other liabilities........        908           1,351
                                               ---------       ---------
          Net cash provided from operating
               activities....................      4,035           9,202
                                               ---------       ---------

Cash flows from investing activities:
  Investment securities available for sale:
    Purchases................................    (25,550)        (14,698)
    Maturities...............................      5,299           6,433
    Sales....................................      5,856          21,894
  Investment securities:
    Purchases................................    (16,265)        (13,875)
    Maturities...............................     12,965           5,897
  Loans receivable:
    Originations, net of repayments..........    (12,883)         (3,237)
  Loans held for sale:
    Originations, net of repayments..........     (1,533)         (1,850)
    Sales....................................      1,663           1,541
  Proceeds from sale of land acquired for
    development and resale...................        421           1,160
  Increase in land acquired for development
    and resale...............................       (383)           (320)
  Purchase of property and equipment.........       (405)           (600)
  (Increase) decrease real estate owned......          9            (123)
  Proceeds from sale of real estate owned....        120              84
                                               ---------       ---------
  Net cash provided from (used in) investing
      activities.............................    (30,686)          2,306
                                               ---------       ---------






See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Dollars in thousands)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1996            1997
                                               ----------      ----------
                                                       (Unaudited)
Cash flows from financing activities:
  Net increase (decrease) in deposits........  $  12,094       $ (14,060)
  Advances from the Federal Home Loan Bank
     of Pittsburgh...........................    528,250         189,200
  Repayments of advances from the Federal
    Home Loan Bank of Pittsburgh ............   (527,774)       (188,224)
  (Increase) decrease in other borrowed money    (11,722)          7,177
  Decrease in advance payments by borrowers
    taxes and insurance......................       (540)           (602)
  Net proceeds from issuance of common stock.        120             472
  Cash dividends paid........................       (630)           (915)
                                               ---------       ---------
     Net cash used in financing activities...       (202)         (6,952)
                                               ---------       ---------

     Net change in cash and cash equivalents     (26,853)          4,556
                                               ---------       ---------

Cash and cash equivalents:
   Beginning of period......................      52,890          32,464
                                               ---------       ---------
   End of period............................   $  26,037       $  37,020
                                               ---------       ---------
                                               ---------       ---------

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest..............................  $   6,184       $   6,344
       Income taxes..........................         25               4
                                               ---------       ---------
                                               ---------       ---------

     Non-cash investing activity consist of:
       Securitization of residential loans...  $   --          $  15,709
                                               ---------       ---------
                                               ---------       ---------
       Transfer of loans to real estate owned  $     279       $   1,310
                                               ---------       ---------
                                               ---------       ---------
       Tax benefit associated with the
          exercise of stock options..........  $      74       $     465
                                               ---------       ---------
                                               ---------       ---------
















See accompanying notes to consolidated financial statements.

                       PRIME BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting policies of Prime Bancorp, Inc. and subsidiaries (the "Company").
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which have been applied on a consistent basis.


Business
     Prime Bancorp, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Pennsylvania in 1996 for the purpose of converting the Company's predecessor, incorporated in 1988 from a Delaware Corporation to a Pennsylvania Corporation, while at the same time effecting the merger with First Sterling Bancorp, Inc. The Company is regulated as a bank holding company. The Company's principal subsidiaries are Prime Bank, a savings bank, and First Sterling Bank (the "Banks") whose principal business consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments.

     The Company's operations are headquartered in northeast Philadelphia, Pennsylvania with corporate offices located in Fort Washington, Pennsylvania with eight additional full service branch offices in northeast Philadelphia, five full service branches in Bucks County, Pennsylvania, seven full service branches in Montgomery County, Pennsylvania, two in Delaware County, Pennsylvania, and one in Chester County, Pennsylvania.


Basis of Financial Statement Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company's principal subsidiaries are the Banks. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year's presentation; such reclassifications have no impact on income. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Earnings Per Share
     Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method.

                       PRIME BANCORP, INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings Per Share - Continued

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128, which supersedes APB Opinion No. 15 ("APB 15"), Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. It replaces the presentation of primary EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company will adopt SFAS 128 as of December 31, 1997. Management does not expect SFAS 128 to have a material effect on the EPS of the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Assets of the company decreased 0.36% or $3.4 million from $926.1 million at December 31, 1996 to $922.7 million at March 31, 1997. This decrease is primarily attributable to the securitization of $15.7 million of residential loans and the subsequent sale of the security. Proceeds from the sale were used to purchase investment securities and to fund deposit outflows.

     Interest rate risk is reduced through investments in medium term Collateral Mortgage Obligations ("CMOs") and Adjustable Rate Mortgages. A large percentage of the CMO investments are U.S. Agency or backed by U.S. Agency collateral and have average lives less than 3.1 years. The market value of mortgage-backed securities is inversely related to interest rates, market values generally rise as interest rates fall, and fall as interest rates rise. Prepayment speeds, which are partly a function of interest rates, also influence mortgage-backed security performance.

     The Company's liabilities decreased by 0.66% or $5.7 million, from $855.6 million at December 31, 1996 to $849.9 million at March 31, 1997. This decrease was primarily due to a decrease in deposits of $14.1 million which is partially off set by increases in advances from the Federal Home Loan Bank of Pittsburgh of $976 thousand, other borrowed money of $7.2 million and other liabilities.

Liquidity and Capital Resources

     Liquidity for a financial institution is a measure of the financial institution's ability to fund customers' needs for borrowings and deposit withdrawals. The Company's policy has always been to maintain a strong liquidity position. The Company's principal sources of funds are deposits, principal repayments on loans, proceeds from the sale of loans, funds from operations, advances from the FHLB of Pittsburgh and other borrowed money.

     Cash flows provided from investing activities were $2.3 million for the three months ended March 31, 1997 compared to cash used in investing activities of $30.7 million for the same period in 1996. This change was primarily attributable to a decrease in investment security purchases to $28.6 million in 1997 from $41.8 million in 1996 offset by an increase in security sales of $21.9 million in 1997 from $5.9 million in 1996. Loan originations net of repayments decreased to $3.2 million in 1997 from $12.9 million in 1996. This decrease is primarily attributable to the securitization of $15.7 million of residential loans.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

     Cash flows used in financing activities were $7.0 million for the three months ended March 31, 1997 compared to $202 thousand for the same period in 1996. This change is primarily attributable to a decrease of $14.1 million in deposits in 1997 compared to an increase of $12.1 million for the same period in 1996 which was offset an increase in other borrowed money of $7.2 million in 1997 compared to a decrease of $11.7 million for the same period in 1996.

     Cash flows from operating activities provided $4.0 million and $9.2 million for the three months ended March 31, 1996 and 1997, respectively. This increase is primarily due to a decrease in other assets of $4.6 million in 1997 compared to $295 thousand in 1996 which is partially offset by increases in provision for loan losses, other liabilities, depreciation and amortization and the gain on sale of loans and investment securities.


Capital

     The Federal Deposit Insurance Corporation has adopted risk-based capital and leverage ratios requirements for non-member insured banks such as Prime Bank. At March 31, 1997, Prime Bank met each of its capital requirements. The table below sets forth the minimum capital ratios applicable to Prime Bank, together with the actual dollar amounts and percentages of capital for Prime Bank in each category at March 31, 1997:

                              Required         Prime Bank
Capital Requirement            Ratio         Amount    Ratio
------------------------      --------       ------    -----
Risk-Based Capital
     Tier 1 Ratio              4.00%         $45,459   10.20%
     Total Capital Ratio       8.00%          50,511   11.33%
Tier 1 Leverage Ratio       4.00%/5.00%       45,459    6.79%

     First Sterling Bank is a member of the Federal Reserve System which has established a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6.0%.

     At March 31, 1997, First Sterling Bank met each of its regulatory capital requirements. The table below sets forth the minimum capital ratios applicable to First Sterling Bank, together with the actual dollar amounts and percentages of capital for First Sterling Bank in each category at March 31, 1997:

                           Required          First Sterling
Capital Requirement          Ratio           Amount     Ratio
----------------------     --------          -------    ------
Primary Capital Ratio        5.50%           $18,877     8.25%
Total Capital Ratio          6.00%            18,877     8.25%

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital - Continued

     The Federal Reserve Bank has adopted risk-based capital and leverage ratio requirements for bank holding companies such as the Company. At March 31, 1997, the Company meets all regulatory capital requirements.


Net Income

     The Company reported consolidated net income of $2.3 million for the three months ended March 31, 1997. This represents an increase of 10.45% or $219 thousand when compared to the same period in 1996. This increase was primarily attributable to an increase in net interest income after the provision for loan losses of $742 thousand and an increase of non-interest income of $271 thousand, which was offset by an increase in other expenses of $653 thousand and an increase in income taxes of $141 thousand.

     On a fully diluted per share basis net income increased to $.43 from $.39 for the three months ended March 31, 1997 compared to the same period in 1996. The Company's return on average assets was 1.03% and 1.00% for the three months ended March 31, 1996 and 1997, respectively. The Company's return on average equity for the three months ended March 31, 1996 and 1997 was 12.66% and 12.77%.


Net Interest Income

     The major component of the Company's earnings is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Net interest income was $8.7 million for the three months ended March 31, 1997. This represents a 16.3% increase when compared to net interest income of $7.5 million for the same period in 1996.

     The net interest margin increased from 3.99% to 4.09% for the three months ended March 31, 1996 and 1997. The increase is primarily the result of a change in the mix of earning assets.

     The yield on average interest-earning assets decreased 11 basis points for the three months ended March 31, 1997 compared to the same period in 1996. This decrease is primarily attributable to decreases of 32 basis points on loans receivable for the three months ended March 31, 1997 and the comparable period in 1996.

     The cost of average interest-bearing liabilities decreased 28 basis points for the three months ended March 31, 1997 compared to the respective period in 1996. This decrease is attributable to a general decrease in rates being offered on deposit products.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued

     The table below illustrates the changes in the net interest rate margin and interest rate spread for the three months ended
March 31, 1996 and 1997.

                                         Three Months
                                           March 31,
                                        -------------
                                        1996     1997
                                        -----    -----
Interest-earning assets:
  Loans receivable.................     8.90%    8.58%
  Investment securities............     6.63%    6.61%
  Deposit and other investments...      4.65%    4.64%
                                        -----    -----
Total interest-bearing assets......     8.12%    8.01%
                                        -----    -----

Interest-bearing liabilities:
  Deposits.........................     4.02%    3.83%
  Borrowings.......................     6.95%    5.15%
                                        -----    -----
Total interest-bearing liabilities.     4.29%    4.01%
                                        -----    -----
Net interest rate spread...........     3.83%    4.00%
                                        -----    -----
                                        -----    -----
Net interest rate margin...........     3.99%    4.09%
                                        -----    -----
                                        -----    -----

     Net interest income has also been affected by a disproportionate growth of interest-earning assets to interest-bearing liabilities. Total average interest-earning assets increased $99.2 million for the three months ended March 31, 1997 to $858.9 million from $759.7 million at March 31, 1996. Total average interest-bearing liabilities increased $108.0 million for the three months ended March 31, 1997 to $839.9 million from $731.9 million at March 31, 1996.


Provisions for Loan Losses

     The provision for loan losses was $845 thousand for the three months ended March 31, 1997 compared to $363 thousand for the same period in 1996. The allowance for loan losses was $7.8 million and $7.2 million at March 31, 1997 and December 31, 1996, respectively. The Company had net charge-offs of $216 thousand for the three months ended March 31, 1997, compared to $249 thousand for the respective periods in 1996.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions for Loan Losses - Continued

     The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 1996 and 1997 (Dollars in thousands):


                                           1996          1997
                                        --------      -------
Balance at the beginning of period      $  6,082      $  7,206
Provision for loan losses                    363           845
Recoveries                                    41            77
Losses charged against allowance            (290)         (293)
                                        --------      --------
Balance at the end of period            $  6,196      $  7,835
                                        --------      --------
                                        --------      --------


Credit Risk

     The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts, and by establishing and performing regular loan classification reviews of loans by the loan review committee.


Asset Quality

     Non-performing assets, which include non-accruing loans and real estate owned, totaled $8.5 million at December 31, 1996 compared to $8.6 million at March 31, 1997.

     The following table sets forth non-performing assets as of December 31, 1996 and March 31, 1997 (Dollars in thousands):

                                     December 31,      March 31,
                                         1996            1997
-----------------------------------------------------------------
Non-accrual loans (1):
  Residential loans                   $  1,003        $    741
  Construction                           3,162           2,031
  Consumer loans                           243             429
  Commercial loans                       2,751           2,703
                                      --------        --------
    Total non-accrual loans              7,159           5,904
  Real estate owned                      1,335           2 701
                                      --------        --------
    Total non-performing assets       $  8,494        $  8,605
                                      --------        --------
                                      --------        --------
  Total non-performing assets to
    loans receivable, net                1.38%           1.43%
                                      --------        --------
                                      --------        --------
  Total non-performing assets to
    total assets                         0.92%           0.93%
                                      --------        --------
                                      --------        --------
  Ratio of allowance for loan
    losses to non-performing loans     100.66%         132.71%
                                      --------        --------
                                      --------        --------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(1) Statistics do not include the impact of the condominium project, which was acquired by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets, the ratio of non-performing assets to loans receivable, net and the ratio of non-performing assets to total assets would have been $17.0 million, 2.8% and 1.8% at December 31, 1996 and $16.4 million, 2.7% and 1.8% at March 31, 1997 if the condominium project was included in non-performing assets.


Non-Interest Income

     Non-interest income increased by $271 thousand for the three months ended March 31, 1997 to $1.2 million from $970 thousand for the comparable period in 1996. This increase was primarily attributable to an increase of $207 thousand in gains on the sale of investment securities and other income of $209 thousand which is partially offset by a decrease in fees and service charges of $130.


Non-Interest Expense

     The primary component of non-interest expenses is salaries and employee benefits, which increased 17.3% for the three months ended March 31, 1997 to $2.9 million from $2.5 million in 1996. This increase is primarily attributable to additional personnel in the lending and operations area to support our growth in these areas.

     Occupancy and equipment expense increased 13.7% to $1.3 million for the three months ended March 31, 1997 from $1.1 million for the same period in 1996. The increase is primarily attributable to the expansion of the branch network and the technological enhancements involving the upgrading of data processing and telecommunication systems.

     Federal insurance premiums decreased to $80 thousand for the three months ended March 31, 1997 from $252 thousand for the same period in 1996. This decrease is primarily attributable to decrease in Prime Bank's assessment rates from 23 basis points in 1996 to 6 basis points in 1997.

     Other expenses increased to $1.3 million for the three months ended March 31, 1997 from $1.1 million for the same period in 1996. This increase is primarily attributable to increases in advertising, legal and office supplies.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Dividend Policy

     The Board of Directors of the Company declared a cash dividend of $0.17 per share of common stock on March 13, 1997, payable May 1, 1997, to shareholders of record on April 3, 1997. It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's thirty third consecutive quarterly cash dividend.

     Future payment of dividends, however, will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, results of operations, industry standards, economic conditions and other factors including regulatory restrictions. Currently, the Company must rely on the Banks' payment of dividends to the Company in order to generate the cash and income to pay the dividend. The Board may also consider the payment of stock dividends from time to time in addition to, or in lieu of, cash dividends.

     Under Pennsylvania banking law, each of the Banks may declare and pay dividends only out of accumulated net earnings, and a dividend may not be declared or paid out of its surplus. Furthermore, under federal and state banking laws, an institution may be prevented from paying dividends under certain circumstances when it is not adequately capitalized. In addition, Prime Bank (which converted in 1988 from a mutual savings and loan association to a stock savings bank) may not be permitted to declare or pay a dividend if the effect of the dividend would be to reduce its regulatory capital below the amount required for its liquidation account.

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

Item 4 Submission of Matters to a Vote of Security Holders

     The 1997 Annual Meeting of Shareholders of Prime Bancorp, Inc. was held on April 23, 1997 for the purpose of electing four directors and the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year 1997. The results of the voting with respect to each nominee for director and, with respect to the ratification of auditors were as follows:


1. Directors                        For       Withheld    Non-Vote
-----------------------------    --------     --------    --------
     a.  Frederick G. Betz       3,721,992      63,172       --
     b.  Robert A. Fox           3,721,992      63,172       --
     c.  James J. Lynch          3,721,992      63,172       --
     d.  David H. Platt          3,721,992      63,172       --

2. Ratification of Auditors
-----------------------------

              For         Against      Abstain     Non-Vote
           ---------      -------      -------     --------
           3,776,240        2,491        6,432        --


Item 5                  Other Information

     Not applicable.

Item 6          Exhibits and Reports on Form 8-K

     a. Exhibits
             None

     b. Reports on Form 8-K
             Form 8-K filed with the Securities and Exchange
             Commission on 1/10/97.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     Date: May 14, 1997                 /s/ James J. Lynch
                                        James J. Lynch
                                        President and Chief
                                          Executive Officer



     Date: May 14, 1997                 /s/ Frank H. Reeves
                                        Frank H. Reeves
                                        Senior Vice President and
                                          Chief Accounting Officer