Form 10-Q
period 1997-06-30
PRIME BANCORP INC /PA
filed 1997-08-14
CIK 823550

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

For the Quarter Ended:
June 30, 1997                        Commission File Number: 0-17286

                           PRIME BANCORP, INC.
          ------------------------------------------------------
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

                              (215) 836-2400
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X          No

     The number of shares outstanding of the Registrant's common stock as of June 30, 1997:

                         Common Stock -- 5,395,238

                             PRIME BANCORP, INC.


                                   INDEX


Part I      Financial Information

      Item 1.     Consolidated Financial Statements

            Financial Highlights                                      1

            Consolidated Statements of Financial                      2
                  Condition:
                  December 31, 1996 and June 30, 1996
                  and 1997 (Unaudited)

            Consolidated Statements of Operations,                    3
                  Three Months Ended:
                  June 30, 1996 and 1997
                  (Unaudited)

            Consolidated Statements of Operations,                    4
                  Six Months Ended:
                  June 30, 1996 and 1997
                  (Unaudited)

            Consolidated Statements of Cash Flows,                  5 - 6
                  Three Months Ended:
                  June 30, 1996 and 1997
                  (Unaudited)

            Notes to Consolidated Financial Statements              7 - 8

      Item 2.     Management's Discussion and Analysis of           9 - 15
                  Financial Condition and Results of Operations

Part II      Other Information                                        16

Signatures                                                            17

                            FINANCIAL HIGHLIGHTS
               (Dollars in thousands except per share data)
                                (Unaudited)

CONDENSED STATEMENT OF OPERATIONS

                        Three Months Ended June 30,           Six Months Ended June 30,
--------------------------------------------------------------------------------------------
                      1996    1997  $ Change  % Change    1996     1997   $ Change  % Change
--------------------------------------------------------------------------------------------
Net interest
  income            $8,141  $9,114  $   973     12.0%   $15,732  $17,833   $ 2,101    13.4%
Provision for
 loan losses           472     873      401     85.0%       835    1,718       883   105.8%
Non-interest
 income                849   1,313      464     54.7%     1,722    2,555       833    48.4%
Non-interest
 expenses            5,121   5,865      744     14.5%    10,034   11,433     1,399    13.9%
Income before
 taxes               3,397   3,689      292      8.6%     6,585    7,237       652     9.9%
Income taxes         1,191   1,173      (18)    -1.5%     2,283    2,406       123     5.4%
--------------------------------------------------------------------------------------------
Net income          $2,206  $2,516     $310     14.1%    $4,302   $4,831      $529    12.3%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Earnings per share   $0.41   $0.45    $0.04      9.8%     $0.80    $0.88     $0.08    10.0%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Dividends per share  $0.17   $0.17    $0.00      0.0%     $0.34    $0.34     $0.00     0.0%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


PERFORMANCE RATIOS

                        Three Months Ended June 30,           Six Months Ended June 30,
--------------------------------------------------------------------------------------------
                      1996    1997  $ Change  % Change    1996     1997   $ Change  % Change
--------------------------------------------------------------------------------------------
Return on average
  assets              1.03%   1.07%    0.04%     3.9%     1.03%    1.04%     0.01%     1.0%
Return on average
  equity             12.69%  13.62%    0.93%     7.3%    12.41%   13.20%     0.79%     6.4%
Net interest
  margin              4.15%   4.19%    0.04%     1.0%     4.09%    4.14%     0.05%     1.2%
Efficiency ratio     56.96%  56.28%   -0.68%    -1.2%    57.49%   56.08%    -1.41%    -2.5%
--------------------------------------------------------------------------------------------



CONDENSED STATEMENT OF CONDITION

                                 June 30,
--------------------------------------------------------------------
                             1996       1997     $ Change   % Change
--------------------------------------------------------------------
Total assets               $872,051   $965,000    $92,949     10.7%
Loans receivable, net       545,232    622,416     77,184     14.2%
Investment securities
  available for sale        145,926    114,708    (31,218)   -21.4%
Investment securities
  held to maturity          107,572    131,698     24,126     22.4%
Deposits                    656,795    710,791     53,996      8.2%
Total borrowings            134,500    171,484     36,984     27.5%
Shareholders' equity         69,771     74,748      4,977      7.1%
-------------------------------------------------------------------

ASSET QUALITY
                                   June 30,
-----------------------------------------------
                                1996      1997
-----------------------------------------------
Non-performing assets
 to total assets                0.87%     0.72%
Allowance for loan
 losses to total loans          1.33%     1.39%
Allowance for loan losses
 to non-performing loans      103.59%   186.65%
Allowance for loan losses
 to non-performing assets      95.62%   124.44%
-----------------------------------------------


                            PRIME BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)

                                          December 31,       June 30,
--------------------------------------------------------------------------
                                              1996       1996       1997
--------------------------------------------------------------------------
                                                           (Unaudited)
Assets
Cash and due from banks.................... $ 29,161   $ 21,933   $ 34,736
Interest-bearing deposits..................    2,703      3,478     20,251
Federal funds sold.........................      600      1,100       --
                                            --------   --------   --------
   Cash and cash equivalents...............   32,464     26,511     54,987
                                            --------   --------   --------

Investment securities (fair value of
   ($110,874, $106,526 and $132,057).......  110,766    107,572    131,698
Investment securities available for sale...  125,428    145,926    114,708

Loans receivable...........................  624,426    552,558    631,370
  Deferred fees............................     (327)       (80)      (325)
  Allowance for loan losses................   (7,206)    (7,246)    (8,629)
                                            --------   --------   --------
     Loans receivable, net.................  616,893    545,232    622,416
                                            --------   --------   --------

Loans held for sale .......................       49      6,654      1,403
Accrued interest receivable................    6,826      6,995      7,447
Real estate owned..........................    1,335        583      2,293
Land acquired for development and resale...    8,858     10,107      7,053
Property and equipment.....................   10,291      9,931     10,256
Other assets...............................   13,161     12,540     12,739
                                            --------   --------   --------
      Total assets......................... $926,071   $872,051   $965,000
                                            --------   --------   --------
                                            --------   --------   --------

Liabilities and Shareholders' Equity
Liabilities:
   Deposits................................ $736,642   $656,795   $710,791
   Advances from Federal Home Loan Bank of
     Pittsburgh............................   56,598     73,878     87,475
   Other borrowed money....................   51,685     60,622     84,009
   Advance payments by borrowers for taxes
     and insurance.........................    2,104      2,442      1,944
   Other liabilities.......................    8,526      8,543      6,033
                                            --------   --------   --------
      Total liabilities....................  855,555    802,280    890,252
                                            --------   --------   --------

Shareholders' equity:
   Serial preferred, $1 par value; 2,000,000
      shares authorized and unissued.......     --         --         --
   Common stock, $1 par value; 13,000,000
      shares authorized; 5,291,157,
      5,271,745 and 5,395,238 shares issued    5,291      5,291      5,395
   Additional paid-in capital..............   37,390     37,456     38,343
   Retained earnings.......................   29,156     28,911     32,156
   Valuation adjustment for debt securities
      net of taxes.........................   (1,321)    (1,887)    (1,146)
                                            --------   --------   --------
   Total shareholders' equity..............   70,516     69,771     74,748
                                            --------   --------   --------
   Total liabilities and shareholders'
      equity............................... $926,071   $872,051   $965,000
                                            --------   --------   --------
                                            --------   --------   --------

See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)

                                               Three Months Ended June 30,
--------------------------------------------------------------------------
                                                   1996           1997
--------------------------------------------------------------------------
                                                       (Unaudited)
Interest income:
      Loans receivable, net...................  $  12,193      $  13,606
      Investment securities...................      3,865          3,934
      Interest-bearing deposits...............        161            129
                                                ---------      ---------
            Total interest income.............     16,219         17,669
                                                ---------      ---------

Interest expense:
      Deposits................................      6,505          6,718
      Short-term borrowings...................      1,246          1,767
      Long-term borrowings....................        327             70
                                                ---------      ---------
            Total interest expense............      8,078          8,555
                                                ---------      ---------
            Net interest income...............      8,141          9,114
                                                ---------      ---------
Provision for loan losses.....................        472            873
                                                ---------      ---------
      Net interest income after provision
         for loan losses......................      7,669          8,241
                                                ---------      ---------

Non-interest income:
      Fees and service charges................        531            804
      Gain (loss) on sale of:
        Loans held for sale...................         23             27
        Investment securities available for
         sale.................................         22             (1)
        Real estate owned.....................         --             27
      Mortgage servicing rights...............         --            106
      Rental income...........................         75             49
      Other...................................        198            301
                                                ---------      ---------
           Total non-interest income..........        849          1,313
                                                ---------      ---------

Non-interest expenses:
      Salaries and employee benefits..........      2,416          2,934
      Occupancy and equipment.................      1,247          1,393
      Federal insurance premiums..............        252             89
      Other...................................      1,206          1,449
                                                ---------      ---------
           Total non-interest expenses........      5,121          5,865
                                                ---------      ---------

      Income before income taxes..............      3,397          3,689
      Income taxes............................      1,191          1,173
                                                ---------      ---------
           Net Income.........................  $   2,206      $   2,516
                                                ---------      ---------
                                                ---------      ---------

Earnings per share:
Primary and fully diluted....................   $     .41      $     .45
                                                ---------      ---------
                                                ---------      ---------
Weighted average number of shares
 outstanding.................................   5,411,299      5,526,740
                                                ---------      ---------

Dividends declared per share.................   $     .17      $     .17
                                                ---------      ---------
                                                ---------      ---------





See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)

                                                Six Months Ended June 30,
-------------------------------------------------------------------------
                                                   1996           1997
-------------------------------------------------------------------------
                                                      (Unaudited)
Interest income:
      Loans receivable, net...................  $  23,626      $  26,865
      Investment securities...................      7,724          7,735
      Interest-bearing deposits...............        311            199
                                                ---------      ---------
            Total interest income.............     31,661         34,799
                                                ---------      ---------

Interest expense:
      Deposits................................     13,178         13,699
      Short-term borrowings...................      2,021          2,963
      Long-term borrowings....................        730            304
                                                ---------      ---------
            Total interest expense............     15,929         16,966
                                                ---------      ---------
            Net interest income...............     15,732         17,833
                                                ---------      ---------
Provision for loan losses.....................        835          1,718
                                                ---------      ---------
      Net interest income after provision
         for loan losses......................     14,897         16,115
                                                ---------      ---------

Non-interest income:
      Fees and service charges................      1,040          1,282
      Gain (loss) on sale of:
        Loans held for sale...................         49             35
        Investment securities available for
          sale................................        153            517
        Real estate owned.....................         --             44
      Mortgage servicing rights...............         --            131
      Rental income...........................        143            104
      Other...................................        337            442
                                                ---------      ---------
            Total non-interest income.........      1,722          2,555
                                                ---------      ---------

Non-interest expenses:
      Salaries and employee benefits..........      4,894          5,840
      Occupancy and equipment.................      2,416          2,754
      Federal insurance premiums..............        498            170
      Other...................................      2,226          2,669
                                                ---------      ---------
            Total non-interest expenses.......     10,034         11,433
                                                ---------      ---------

      Income before income taxes..............      6,585          7,237
      Income taxes............................      2,283          2,406
                                                ---------      ---------
            Net Income........................  $   4,302      $   4,831
                                                ---------      ---------
                                                ---------      ---------

Earnings per share:
Primary and fully diluted.....................  $     .80      $     .88
                                                ---------      ---------
                                                ---------      ---------
Weighted average number of shares
 outstanding..................................  5,408,776      5,518,857
                                                ---------      ---------
                                                ---------      ---------
Dividends declared per share..................  $     .34      $     .34
                                                ---------      ---------
                                                ---------      ---------






See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                                Six Months Ended June 30,
-------------------------------------------------------------------------
                                                   1996           1997
-------------------------------------------------------------------------
                                                     (Unaudited)
Cash flows from operating activities:
  Net Income.................................   $   4,302      $   4,831
    Adjustments to reconcile net income
      to net cash from operating
      activities:
         Depreciation........................       1,209          1,236
         (Gain) loss on sale of:
           Loans held for sale...............         (49)           (35)
           Investment securities available
             for sale........................        (153)          (517)
           Real estate owned ................         --             (44)
         Provision for loan losses...........         835          1,718
         Increase in accrued interest
          receivable ........................        (512)          (621)
         (Increase) decrease in other assets.        (974)         1,167
         Decrease in other liabilities.......        (165)        (2,498)
                                                ---------      ---------
          Net cash provided from operating
            activities.......................       4,493          5,237
                                                ---------      ---------

Cash flows from investing activities:
  Investment securities available for sale:
    Purchases................................     (41,132)       (20,199)
    Maturities...............................       7,660          9,561
    Sales....................................      14,391         41,455
  Investment securities:
    Purchases................................     (27,748)       (29,648)
    Maturities...............................      15,918          8,716
  Loans receivable:
    Originations, net of repayments..........     (50,351)       (25,336)
  Loans held for sale:
    Originations, net of repayments..........      (3,028)        (9,559)
    Sales....................................       3,237          6,151
  Proceeds from sale of land acquired for
    development and resale...................       1,374          2,501
  Increase in land acquired for development
    and resale...............................      (1,076)          (696)
  Purchase of property and equipment.........        (969)        (1,018)
  (Increase) decrease real estate owned......         (12)            71
  Proceeds from sale of real estate owned....         166          1,401
                                                ---------      ---------
  Net cash used in investing activities......     (81,570)       (16,600)
                                                ---------      ---------









See accompanying notes to consolidated financial statements.

                            PRIME BANCORP, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (Dollars in thousands)

                                                Six Months Ended June 30,
-------------------------------------------------------------------------
                                                  1996            1997
-------------------------------------------------------------------------
                                                       (Unaudited)

Cash flows from financing activities:
  Net increase (decrease) in deposits........      12,489        (25,851)
  Advances from the Federal Home Loan Bank
     of Pittsburgh...........................   1,228,150        576,900
  Repayments of advances from the Federal
    Home Loan Bank of Pittsburgh ............  (1,179,174)      (546,023)
  Increase (decrease) in other borrowed money      (9,744)        30,324
  Increase (decrease) in advance payments by
    borrowers taxes and insurance............          39           (160)
  Net proceeds from issuance of common stock.         201            528
  Cash dividends paid........................      (1,263)        (1,832)
                                                ---------      ---------
      Net cash provided from financing
        activities...........................      50,698         33,886
                                                ---------      ---------

      Net change in cash and cash equivalents     (26,379)        22,523
                                                ---------      ---------

Cash and cash equivalents:
   Beginning of period.......................      52,890         32,464
                                                ---------      ---------
   End of period.............................   $  26,511      $  54,987
                                                ---------      ---------
                                                ---------      ---------

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest.............................    $  14,268      $  12,836
                                                ---------      ---------
                                                ---------      ---------
       Income taxes.........................        1,658          2,170
                                                ---------      ---------
                                                ---------      ---------

     Non-cash investing activity consist of:
       Securitization of residential loans..    $   --         $  17,798
                                                ---------      ---------
                                                ---------      ---------
       Transfer of loans to held for sale...    $   --         $  15,709
                                                ---------      ---------
                                                ---------      ---------
       Transfer of loans to real estate owned   $     318      $   2,386
                                                ---------      ---------
                                                ---------      ---------
       Tax benefit associated with the
          exercise of stock options.........    $      74      $     534
                                                ---------      ---------
                                                ---------      ---------

















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

Business

     Prime Bancorp, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Pennsylvania in 1996 for the purpose of converting the Company's predecessor, incorporated in 1988, from a Delaware Corporation to a Pennsylvania Corporation, while at the same time effecting the merger with First Sterling Bancorp, Inc. The Company is regulated as a bank holding company. The Company's principal subsidiaries are Prime Bank, a savings bank, and First Sterling Bank (the "Banks"), whose principal business consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments.

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

     On July 7, 1997, the Company announced plans to merge Prime Bank, a Pennsylvania chartered stock savings bank, and First Sterling Bank, a Pennsylvania state chartered commercial bank. The combined entity will be one commercial bank called Prime Bank. Since December 31, 1996, the Company has operated as a bank holding company with Prime Bank as a savings bank subsidiary and First Sterling Bank as a commercial bank subsidiary. Prime Bank with approximately $702 million in assets, has 18 branches located in
Philadelphia, Bucks and Montgomery counties.   First Sterling Bank with
approximately $235 million in assets, has 5 branches located in Montgomery, Chester and Delaware counties.

     The transaction is subject to customary regulatory approvals and is expected to take place later this year.

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

                            PRIME BANCORP, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Basis of Financial Statement Presentation - Continued

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share

     Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method.

Accounting Standards

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128, which supersedes APB Opinion No. 15 ("APB 15"), Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. It replaces the presentation of primary EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company will adopt SFAS 128 as of December 31, 1997. Management does not expect SFAS 128 to have a material effect on the EPS of the Company.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130, establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The Company will adopt SFAS 130 as of December 31, 1997. Management does not expect SFAS 130 to have a material effect on the financial statements of the Company.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the reporting, disclosure and presentation of the Company's operating segments, products and services, geographic areas, and major customers. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company will adopt SFAS 131 as of December 31, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Assets of the Company increased 4.2% or $38.9 million from $926.1 million at December 31, 1996 to $965.0 million at June 30, 1997. This increase is primarily attributable to an increase of $22.5 million in cash and cash equivalents and the securitization of $17.8 million of residential loans and the subsequent sale of the securities. Proceeds from the sale were used to purchase investment securities and to fund loan growth.

     The Company's liabilities increased by 4.1% or $34.7 million, from $855.6 million at December 31, 1996 to $890.3 million at June 30, 1997. This increase was primarily due to an increase in advances from the Federal Home Loan Bank of Pittsburgh of $30.9 million and other borrowed money of $32.3 million which is partially off set by decreases in deposits of $25.9 million, advance payments by borrowers for taxes and insurance and other liabilities.

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

     Cash flows used in investing activities were $16.6 million for the six months ended June 30, 1997 compared to $81.6 million for the same period in 1996. This change was primarily attributable to an increase in investment security sales to $41.4 million in 1997 from $14.4 million in 1996 plus a decrease in securities purchased to $20.2 million in 1997 from $41.1 million in 1996. Loan originations net of repayments decreased to $25.3 million in 1997 from $50.4 million in 1996. This decrease is primarily attributable to the securitization of $17.8 million of residential loans.

     Cash flows provided from financing activities were $33.9 million for the six months ended June 30, 1997 compared to $50.7 million for the same period in 1996. This change is primarily attributable to an increase of $30.3 million in other borrowed money in 1997 compared to a decrease of $9.7 million for the same period in 1996 which was offset by a decrease in deposits of $25.9 million in 1997 compared to an increase of $12.5 million for the same period in 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

     Cash flows from operating activities provided $4.5 million and $5.2 million for the six months ended June 30, 1996 and 1997, respectively. This increase is primarily due to a decrease in other assets of $1.2 million in 1997 compared to an increase of $974 thousand in 1996 plus increases in provision for loan losses, which is partially offset by a decrease in other liabilities of $2.5 million in 1997 compared to $165 thousand in 1996.


Capital

     The Federal Deposit Insurance Corporation has adopted risk-based capital and leverage ratio requirements for non-member insured banks such as Prime Bank. At June 30, 1997, Prime Bank met each of its capital requirements. The table below sets forth the minimum capital ratio applicable to Prime Bank, together with the actual dollar amounts and percentages of capital for Prime Bank in each category at June 30, 1997:

                              Required          Prime Bank
Capital Requirement            Ratio          Amount    Ratio
                              --------        -------   -----
Risk-Based Capital
      Tier 1 Ratio              4.00%         $45,469    9.59%
      Total Capital Ratio       8.00%          51,390   10.84%
Tier 1 Leverage Ratio       4.00%/5.00%        45,469    6.51%


     First Sterling Bank is a member of the Federal Reserve System which has established a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6.0%.

     At June 30, 1997, First Sterling Bank met each of its regulatory capital requirements. The table below sets forth the minimum capital ratios applicable to First Sterling Bank, together with the actual dollar amounts and percentages of capital for First Sterling Bank in each category at June 30 1997:

                           Required          First Sterling
Capital Requirement          Ratio           Amount     Ratio
                           --------          -------    -----
Primary Capital Ratio        5.50%           $18,836     8.02%
Total Capital Ratio          6.00%            18,836     8.02%

     The Federal Reserve Bank has adopted risk-based capital and leverage ratio requirements for bank holding companies such as the Company. At June 30, 1997, the Company meets all regulatory capital requirements.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Income

     The Company reported net income of $4.8 million and $2.5 million for the six months and three months ended June 30, 1997. This represents an increase of $529 thousand and $310 thousand when compared to the same periods in 1996. The six month increase was primarily attributable to an increase in net interest income after the provision for loan losses of $1.2 million and an increase in non-interest income of $833 thousand partially offset by increases of $1.4 million in non-interest expenses and $123 thousand in income taxes. The three month increase was primarily attributable to an increase in net interest income after the provision for loan losses of $572 thousand, an increase in non-interest income of $464 thousand and a decrease of $18 thousand in income taxes, partially offset by increases of $744 thousand in non-interest expenses.

     On a fully diluted per share basis net income was $0.88 and $0.45 for the six months and three months ended June 30, 1997. The Company's return on average assets was 1.04% and 1.07% for the six months and three months ended June 30, 1997 compared to 1.03% for the same periods in 1996. The Company's return on average equity was 13.20% and 13.62% for the six months and three months ended June 30, 1997 compared to 12.41% and 12.69% for the same periods in 1996.

Net Interest Income

     The major component of the Company's earnings is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Net interest income was $17.8 million and $9.1 million for the six months and three months ended June 30, 1997. This represents a 13.4% and 12.0% increase when compared to net interest income of $15.7 million and $8.1 million for the same periods in 1996.

     The net interest margin increased to 4.14% and 4.19% for the six months and three months ended June 30, 1997 from 4.09% and 4.15% for the same period in 1996. The increase is primarily the result of lower funding costs.

     The yield on average interest-earning assets decreased 15 and 14 basis points for the six months and the three months ended June 30, 1997 compared to the same periods in 1996. This decrease is primarily attributable to decreases in the yield on loans and deposit and other investments.

     The cost of average interest-bearing liabilities decreased 21 and 16 basis points for the six months and three months ended June 30, 1997 compared to the respective periods in 1996. This decrease is attributable to a general decrease in rates being offered on deposit products.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued

     The table below illustrates the changes in the net interest rate margin and interest rate spread for the six months and three months ended June 30, 1996 and 1997.

                                      Six Months    Three Months
                                    Ended June 30,  Ended June 30,
                                    --------------  --------------
                                     1996    1997    1996    1997
                                    ------  ------  ------  ------
Interest-earning assets:
  Loans receivable................   8.98%   8.65%   8.99%   8.72%
  Investment securities...........   6.56%   6.91%   6.54%   6.57%
  Deposit and other investments...   6.41%   5.03%   7.62%   5.78%
                                    ------  ------  ------  ------
Total interest-earning assets.....   8.20%   8.05%   8.23%   8.09%
                                    ------  ------  ------  ------

Interest-bearing liabilities:
  Deposits........................   4.04%   3.78%   3.97%   3.74%
  Borrowings......................   5.54%   5.50%   5.45%   5.67%
                                    ------  ------  ------  ------
Total interest-bearing liabilities   4.24%   4.03%   4.19%   4.03%
                                    ------  ------  ------  ------
Net interest rate spread..........   3.96%   4.02%   4.04%   4.06%
                                    ------  ------  ------  ------
                                    ------  ------  ------  ------
Net interest rate margin..........   4.09%   4.14%   4.15%   4.19%
                                    ------  ------  ------  ------
                                    ------  ------  ------  ------

     Net interest income has also been affected by a disproportionate growth of interest-earning assets to interest-bearing liabilities. Total average interest-earning assets was $
868.0 million and $877.2 million for the six months and three months ended June 30, 1997 compared to $775.8 million and $792.0 million for the same periods in 1996. Total average interest-bearing liabilities were $843.0 million and $848.9 million for the six months and the three months ended June 30, 1997 compared to $751.3 million and $771.0 million for the comparable periods in 1996.


Provisions for Loan Losses

     The provision for loan losses was $1.7 million and $873 thousand for the six months and three months ended June 30, 1997 compared to $835 thousand and $472 thousand for the same period in 1996. The allowance for loan losses was $8.6 million and $7.2 million at June 30, 1997 and December 31, 1996, respectively. The Company had net charge-offs of $295 thousand for the six months ended June 30, 1997, compared to $671 thousand for the comparable period in 1996.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions for Loan Losses - Continued

     The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 1996 and 1997
(Dollars in thousands):

                                          1996          1997
                                        --------      --------
Balance at the beginning of period      $  7,082      $  7,206
Provision for loan losses                    835         1,718
Recoveries                                    75           404
Losses charged against allowance            (746)         (699)
                                        --------      --------
Balance at the end of period            $  7,246      $  8,629
                                        --------      --------
                                        --------      --------


Credit Risk

     The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts, and by establishing and performing regular loan classification reviews of loans by the loan review committee.


Asset Quality

     Non-performing assets, which include non-accruing loans and real estate owned, totaled $8.5 million at December 31, 1996 compared to $6.9 million at June 30 1997.

     The following table sets forth non-performing assets as of December 31, 1996 and June 30, 1997 (Dollars in thousands):

                                     December 31,      June 30,
                                        1996            1997
                                      --------        --------
Non-accrual loans (1):
  Residential loans                   $  1,003        $    895
  Construction                           3,162             925
  Consumer loans                           243             581
  Commercial loans                       2,751           2,222
                                      --------        --------
    Total non-accrual loans              7,159           4,623
  Real estate owned                      1,335           2 293
                                      --------        --------
    Total non-performing assets       $  8,494        $  6,916
                                      --------        --------
                                      --------        --------
  Total non-performing loans to
    loans receivable, net                1.17%           0.74%
                                      --------        --------
                                      --------        --------
  Total non-performing assets to
    total assets                         0.92%           0.72%
                                      --------        --------
                                      --------        --------
  Ratio of allowance for loan
    losses to non-performing loans     100.66%         186.65%
                                      --------        --------
                                      --------        --------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(1) Statistics do not include the impact of the condominium project, which was acquired by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets, the ratio of non-performing assets to loans receivable, net and the ratio of non-performing assets to total assets would have been $17.0 million, 2.8% and 1.8% at December 31, 1996 and $13.8 million, 2.2% and 1.4% at June 30, 1997 if the condominium project was included in non-performing assets.


Non-Interest Income

     Non-interest income increased by $833 thousand and $464 thousand for the six months and three months ended June 30, 1997 to $2.6 million and $1.3 million in 1996 from $1.7 million and $849 thousand for the comparable periods in 1996. The increase for the six month period was primarily attributable to an increase of $364 thousand realized on the sale of investment securities, a $242 thousand increase in fees and service charges, and increases in the gain on sale of real estate owned, rental income and other income. The increase for the three month period is primarily attributable to an increase in fees and service charges and the sale of mortgage servicing rights. The Company has instituted a strategy of selling all current residential mortgage originations to the secondary market.


Non-Interest Expense

     The primary component of other expenses is salaries and employee benefits, which increased 19.3% and 21.4% for the six months and three months ended June 30, 1997 from $4.9 million and $2.4 million in 1996 to $5.8 million and $2.9 million in 1997. This increase is primarily attributable to additional personnel in the commercial and commercial real estate lending operations.

     Occupancy and equipment expense increased 14.0% to $2.8 million and 11.7% to $1.4 million for the six months and three months ended June 30, 1997 from $2.4 million and $1.2 million for the same periods in 1996. The increase is primarily attributable to the expansion of the branch network and the technological enhancements involving the upgrading of data processing and telecommunication systems.

     Federal insurance premiums decreased to $170 thousand and $89 thousand for the six months and the three months ended June 30, 1997 from $498 thousand and $252 thousand for the same periods in 1996. This decrease is primarily attributable to a decrease in Prime Bank's assessment rate from 23 basis points in 1996 to 6 basis points in 1997 as a result of federal legislation which became effective in the fourth quarter of 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Expense - Continued

     Other expenses increased to $2.7 million and $1.4 million for the six months and the three months ended June 30, 1997 from $2.2 million and $1.2 million for the same periods in 1996. This increase is primarily attributable to increases in advertising, legal and office supplies.

Dividend Policy

     The Board of Directors of the Company declared a cash dividend of $0.17 per share of common stock on June 18, 1997, payable August 1, 1997, to shareholders of record on July 5, 1997. It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's thirty fourth consecutive quarterly cash dividend.

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

Item 4 Submission of Matters to a Vote of Security Holders

     See the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 for a report on the Company's Annual
Shareholders' Meeting held April 23, 1997.


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


                                        Prime Bancorp, Inc.


     Date: August 14, 1997              /s/ James J. Lynch
                                        ----------------------------
                                        James J. Lynch
                                        President and Chief
                                          Executive Officer



     Date: August 14, 1997              /s/ Frank H. Reeves
                                        ----------------------------
                                        Frank H. Reeves
                                        Senior Vice President and
                                          Chief Accounting Officer