Form 10-Q
period 1997-09-30
PRIME BANCORP INC /PA
filed 1997-11-14
CIK 823550

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

For the Quarter Ended:
September 30, 1997                 Commission File Number: 0-17286

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

   7111 Valley Green Road, Fort Washington, Pennsylvania 19111
   -----------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

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

                      Yes     X          No
                          ----------        ----------

      The number of shares outstanding of the Registrant's common stock as of September 30, 1997:

                          Common Stock -- 5,420,716

                                    PRIME BANCORP, INC.


                                           INDEX


Part I      Financial Information

      Item 1.     Consolidated Financial Statements

            Financial Highlights                                      1

            Consolidated Statements of Financial                      2
                  Condition:
                  September 30, 1997 and 1997 (Unaudited)
                  and December 31, 1996

            Consolidated Statements of Operations,                    3
                  Three Months Ended:
                  September 30, 1997 and 1996
                  (Unaudited)

            Consolidated Statements of Operations,                    4
                  Nine Months Ended:
                  September 30, 1997 and 1996
                  (Unaudited)

            Consolidated Statements of Cash Flows,                  5 - 6
                  Nine Months Ended:
                  September 30, 1997 and 1996
                  (Unaudited)

            Notes to Consolidated Financial Statements              7 - 8

      Item 2.     Management's Discussion and Analysis of           9 - 16
                  Financial Condition and Results of Operations

Part II      Other Information                                        17

Signatures                                                            18

                                    FINANCIAL HIGHLIGHTS
                       (Dollars in thousands except per share data)
                                        (Unaudited)


CONDENSED STATEMENTS OF OPERATIONS

                   Three Months Ended                  Nine Months Ended
                     September 30,                       September 30,
                   ------------------                  -----------------
                      1997    1996  $ Change  % Change    1997     1996   $ Change  % Change
---------------------------------------------------------------------------------------------
Net interest
  income            $9,590  $8,400  $ 1,190     14.2%   $27,343  $24,035   $ 3,308    13.8%
Provision for
 loan losses           856     537      319     59.4%     2,574    1,372     1,202    87.6%
Non-interest
 income              1,163     672      491     73.1%     3,798    2,491     1,307    52.5%
Non-interest
 expenses            5,708   7,934   (2,226)   (28.1%)   17,142   17,968      (826)   (4.6%)
-------------------------------------------------------------------------------------------
Income before
 taxes               4,189     601    3,588    597.0%    11,425    7,186     4,239    59.0%
Income taxes         1,419     114    1,305   1144.7%     3,824    2,397     1,427    59.5%
-------------------------------------------------------------------------------------------
Net income          $2,770  $  487   $2,283    468.8%    $7,601   $4,789    $2,812    58.7%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Earnings per share   $0.49   $0.09    $0.40    444.4%     $1,37    $0.88     $0.49    55.7%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Dividends per share  $0.17   $0.17    $0.00      0.0%     $0.51    $0.51     $0.00     0.0%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

PERFORMANCE RATIOS

                   Three Months Ended                  Nine Months Ended
                     September 30,                       September 30,
                   ------------------                  -----------------
                      1997    1996    Change  % Change    1997     1996     Change  % Change
---------------------------------------------------------------------------------------------

Return on average
  assets              1.16%   0.22%    0.94%   427.3%     1.08%    0.75%     0.33%    44.0%
Return on average
  equity             14.34%   2.73%   11.61%   425.3%    13.59%    9.12%     4.47%    49.0%
Net interest
  margin              4.36%   4.07%    0.29%     7.1%     4.20%    4.07%     0.13%     3.2%
Efficiency ratio     53.08%  87.46%  (34.38%)  (39.3%)   55.05%   67.74%   (12.69%)  (18.7%)
--------------------------------------------------------------------------------------------



CONDENSED STATEMENTS OF CONDITION

                              September 30,
--------------------------------------------------------------------
                             1997       1996     $ Change   % Change
--------------------------------------------------------------------
Total assets               $960,745   $908,919    $51,826      5.7%
Loans receivable, net       620,192    580,757     39,435      6.8%
Investment securities
  available for sale         97,722    139,021    (41,299)   (29.7%)
Investment securities
  held to maturity          144,341    114,556     29,785     26.0%
Deposits                    693,143    682,693     10,450      1.5%
Total borrowings            183,665    143,001     40,664     28.4%
Shareholders' equity         77,337     71,834      5,503      7.7%
-------------------------------------------------------------------


ASSET QUALITY

                                 September 30,
-----------------------------------------------
                                1997      1996
------------------------------------------------
Non-performing assets
 to total assets                0.80%     1.18%
Allowance for loan
 losses to total loans          1.42%     1.16%
Allowance for loan losses
 to non-performing loans      172.69%    66.48%
Allowance for loan losses
 to non-performing assets     114.78%    63.07%
------------------------------------------------

                                    PRIME BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Dollars in thousands)

                                               September 30,   December 31,
---------------------------------------------------------------------------
                                              1997       1996       1996
---------------------------------------------------------------------------
                                                           (Unaudited)
Assets
Cash and due from banks.................... $ 30,731   $ 25,686   $ 29,161
Interest-bearing deposits..................   25,059      2,288      2,703
Federal funds sold.........................    2,400      1,800        600
                                            --------   --------   --------
   Cash and cash equivalents...............   58,190     29,774     32,464
                                            --------   --------   --------

Investment securities (fair value of
   ($145,504, $113,969 and $110,874).......  144,341    114,556    110,766
Investment securities available for sale...   97,722    139,021    125,428

Loans receivable...........................  629,289    587,710    624,426
  Deferred fees............................     (262)      (213)      (327)
  Allowance for loan losses................   (8,835)    (6,740)    (7,206)
                                            --------   --------   --------
     Loans receivable, net.................  620,192    580,757    616,893
                                            --------   --------   --------

Loans held for sale .......................    2,050      6,609         49
Accrued interest receivable................    7,093      6,925      6,826
Real estate owned..........................    2,581        547      1,335
Land acquired for development and resale...    5,989      9,483      8,858
Property and equipment.....................   10,023     10,247     10,291
Other assets...............................   12,564     11,000     13,161
                                            --------   --------   --------
      Total assets......................... $960,745   $908,919   $926,071
                                            --------   --------   --------
                                            --------   --------   --------

Liabilities and Shareholders' Equity
Liabilities:
   Deposits................................ $693,143   $682,693   $736,642
   Advances from Federal Home Loan Bank of
     Pittsburgh............................  100,550    109,598     56,598
   Other borrowed money....................   83,115     33,403     51,685
   Advance payments by borrowers for taxes
     and insurance.........................      769      1,252      2,104
   Other liabilities.......................    5,831     10,139      8,526
                                            --------   --------   --------
      Total liabilities....................  883,408    837,085    855,555
                                            --------   --------   --------

Shareholders' equity:
   Serial preferred, $1 par value; 2,000,000
      shares authorized and unissued.......     --         --         --
   Common stock, $1 par value; 13,000,000
      shares authorized; 5,420,716,
      5,291,157 and 5,291,157 shares issued    5,421      5,291      5,291
   Additional paid-in capital..............   38,687     37,384     37,390
   Retained earnings.......................   34,003     30,840     29,156
   Valuation adjustment for debt securities
      net of taxes.........................     (774)    (1,681)    (1,321)
                                            --------   --------   --------
   Total shareholders' equity..............   77,337     71,834     70,516
                                            --------   --------   --------
   Total liabilities and shareholders'
      equity............................... $960,745   $908,919   $926,071
                                            --------   --------   --------
                                            --------   --------   --------

See accompanying notes to consolidated financial statements.

                                     PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Dollars in thousands)

                                             Three Months Ended September 30,
-----------------------------------------------------------------------------
                                                    1997           1996
----------------------------------------------------------------------------
                                                        (Unaudited)
Interest income:
      Loans receivable, net...................  $  14,242      $  12,809
      Investment securities...................      3,928          4,132
      Interest-bearing deposits...............        149             48
                                                ---------      ---------
            Total interest income.............     18,319         16,989
                                                ---------      ---------

Interest expense:
      Deposits................................      6,447          6,687
      Short-term borrowings...................      2,282          1,651
      Long-term borrowings....................       --              251
                                                ---------      ---------
            Total interest expense............      8,729          8,589
                                                ---------      ---------
            Net interest income...............      9,590          8,400
                                                ---------      ---------
Provision for loan losses.....................        856            537
                                                ---------      ---------
      Net interest income after provision
         for loan losses......................      8,734          7,863
                                                ---------      ---------

Non-interest income:
      Fees and service charges................        618            408
      Gain (loss) on sale of:
        Loans held for sale...................        120             68
        Investment securities available for
         sale.................................        157             63
        Real estate owned.....................          3             14
      Rental income...........................         58             49
      Other...................................        207             70
                                                ---------      ---------
           Total non-interest income..........      1,163            672
                                                ---------      ---------

Non-interest expenses:
      Salaries and employee benefits..........      2,772          2,615
      Occupancy and equipment.................      1,400          1,205
      Federal insurance premiums..............         99            255
      FDIC special insurance assessment.......       --            2,713
      Other...................................      1,437          1,146
                                                ---------      ---------
           Total non-interest expenses........      5,708          7,934
                                                ---------      ---------

      Income before income taxes..............      4,189            601
      Income taxes............................      1,419            114
                                                ---------      ---------
           Net Income.........................  $   2,770      $     487
                                                ---------      ---------
                                                ---------      ---------

Earnings per share:
Primary and fully diluted....................   $     .49      $     .09
Weighted average number of shares
 outstanding.................................   5,544,498      5,416,546
Dividends declared per share.................   $     .17      $     .17
                                                ---------      ---------
                                                ---------      ---------




See accompanying notes to consolidated financial statements.

                                    PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Dollars in thousands)

                                              Nine Months Ended September 30,
-----------------------------------------------------------------------------
                                                   1997           1996
-----------------------------------------------------------------------------
                                                      (Unaudited)
Interest income:
      Loans receivable, net...................  $  41,027      $  36,338
      Investment securities...................     11,663         11,975
      Interest-bearing deposits...............        348            240
                                                ---------      ---------
            Total interest income.............     53,038         48,553
                                                ---------      ---------

Interest expense:
      Deposits................................     20,146         19,865
      Short-term borrowings...................      5,245          3,672
      Long-term borrowings....................        304            981
                                                ---------      ---------
            Total interest expense............     25,695         24,518
                                                ---------      ---------
            Net interest income...............     27,343         24,035
                                                ---------      ---------
Provision for loan losses.....................      2,574          1,372
                                                ---------      ---------
      Net interest income after provision
         for loan losses......................     24,769         22,663
                                                ---------      ---------

Non-interest income:
      Fees and service charges................      1,898          1,448
      Gain (loss) on sale of:
        Loans held for sale...................        240            163
        Investment securities available for
          sale................................        704            216
        Real estate owned.....................         47             14
      Rental income...........................        171            192
      Other...................................        738            458
                                                ---------      ---------
            Total non-interest income.........      3,798          2,491
                                                ---------      ---------

Non-interest expenses:
      Salaries and employee benefits..........      8,606          7,509
      Occupancy and equipment.................      4,158          3,621
      Federal insurance premiums..............        269            753
      FDIC special insurance assessment.......       --            2,713
      Other...................................      4,109          3,372
                                                ---------      ---------
            Total non-interest expenses.......     17,142         17,968
                                                ---------      ---------

      Income before income taxes..............     11,425          7,186
      Income taxes............................      3,824          2,397
                                                ---------      ---------
            Net Income........................  $   7,601      $   4,789
                                                ---------      ---------
                                                ---------      ---------

Earnings per share:
Primary and fully diluted.....................  $    1.37      $     .88
Weighted average number of shares
 outstanding..................................  5,529,156      5,412,343
Dividends declared per share..................  $     .51      $     .51
                                                ---------      ---------
                                                ---------      ---------




See accompanying notes to consolidated financial statements.

                                    PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                             Nine Months Ended September 30,
----------------------------------------------------------------------------
                                                   1997           1996
---------------------------------------------------------------------------
                                                      (Unaudited)
Cash flows from operating activities:
  Net Income.................................   $   7,601      $   4,789
    Adjustments to reconcile net income
      to net cash from operating
      activities:
         Depreciation and amortization.......       1,845          1,829
         (Gain) loss on sale of:
           Loans held for sale...............        (240)          (163)
           Investment securities available
             for sale........................        (704)          (216)
           Real estate owned ................         (47)           (14)
         Provision for loan losses...........       2,574          1,372
         Increase in accrued interest
          receivable ........................        (267)          (442)
         Decrease in other assets............       1,014            352
         Increase (decrease) in other
          liabilities........................      (2,705)         1,431
                                                ---------      ---------
          Net cash provided from operating
            activities.......................       9,071          8,938
                                                ---------      ---------

Cash flows from investing activities:
  Investment securities available for sale:
    Purchases................................     (32,383)       (47,369)
    Maturities...............................      17,503         11,294
    Sales....................................      61,616         22,532
  Investment securities:
    Purchases................................     (52,799)       (36,659)
    Maturities...............................      19,224         20,303
  Loans receivable:
    Originations, net of repayments..........     (25,301)       (85,430)
  Loans held for sale:
    Originations, net of repayments..........     (17,928)        (5,527)
    Sales....................................      14,078          5,895
  Proceeds from sale of land acquired for
    development and resale...................       2,975          2,140
  Increase in land acquired for development
    and resale...............................        (106)        (1,218)
  Purchase of property and equipment.........      (1,303)        (1,510)
  Increase in real estate owned..............         927              2
  Proceeds from sale of real estate owned....       1,593            219
                                                ---------      ---------
  Net cash used in investing activities......     (11,904)      (115,328)
                                                ---------      ---------







See accompanying notes to consolidated financial statements.

                                    PRIME BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Dollars in thousands)

                                              Nine Months Ended September 30,
-----------------------------------------------------------------------------
                                                  1997             1996
-----------------------------------------------------------------------------
                                                       (Unaudited)

Cash flows from financing activities:
  Net increase (decrease) in deposits........     (43,499)        38,387
  Borrowings from the Federal Home Loan Bank
     of Pittsburgh...........................     766,900      1,260,550
  Repayments of borrowings from the Federal
    Home Loan Bank of Pittsburgh ............    (722,948)    (1,208,598)
  Increase in other borrowed money...........      31,430         (4,219)
  Decrease in advance payments by
    borrowers taxes and insurance............      (1,335)        (1,151)
  Net proceeds from issuance of common stock.         758            201
  Cash dividends paid........................      (2,747)        (1,896)
                                                ---------      ---------
      Net cash provided from financing
        activities...........................      28,559         83,274
                                                ---------      ---------

      Net change in cash and cash equivalents      25,726         23,116
                                                ---------      ---------

Cash and cash equivalents:
   Beginning of period.......................      32,464         52,890
                                                ---------      ---------
   End of period.............................   $  58,190      $  29,774
                                                ---------      ---------
                                                ---------      ---------

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest.............................    $  26,898      $  20,353
                                                ---------      ---------
                                                ---------      ---------
       Income taxes.........................        4,133          1,862
                                                ---------      ---------
                                                ---------      ---------
     Non-cash investing activity consist of:
       Securitization of residential loans..    $  17,798      $   --
                                                ---------      ---------
                                                ---------      ---------
       Transfer of loans to held for sale...    $  15,709      $   --
                                                ---------      ---------
                                                ---------      ---------
       Transfer of loans to real estate owned   $   3,719      $     335
                                                ---------      ---------
                                                ---------      ---------
       Tax benefit associated with the
          exercise of stock options.........    $     652      $      74
                                                ---------      ---------
                                                ---------      ---------















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

Business

     Prime Bancorp, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Pennsylvania in 1996 for the purpose of converting the Company's predecessor, incorporated in 1988, from a Delaware Corporation to a Pennsylvania Corporation, while at the same time effecting the merger with
First Sterling Bancorp, Inc.   The Company is regulated as a bank holding
company. Prior to October 1, 1997, the Company's principal subsidiaries were Prime Bank, and First Sterling Bank (the "Banks"), whose principal businesses consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments.

      The Company's corporate headquarters is in Fort Washington, Pennsylvania. Its operations center is in northeast Philadelphia, Pennsylvania. The Company's bank subsidiary has eight additional full service branch offices in northeast Philadelphia, five full service branches in Bucks County, Pennsylvania, seven full service branches in Montgomery County, Pennsylvania, two in Delaware County, Pennsylvania, and one in Chester County, Pennsylvania.

     On October 1, 1997, the Company completed the merger between the Banks. The combined entity is one commercial bank called Prime Bank. Since December 31, 1996, the Company has operated as a bank holding company.


Basis of Financial Statement Presentation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company's principal subsidiaries are the Banks. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with the current year's presentation; such reclassifications have no impact on net income. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                                    PRIME BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings Per Share

      Earnings per share was calculated based on the weighted average number of shares of common stock outstanding for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method.

Accounting Standards

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128, which supersedes APB Opinion No. 15 ("APB 15"), Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. It replaces the presentation of primary EPS and, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company will adopt SFAS 128 as of December 31, 1997. Management does not expect SFAS 128 to have a material effect on the EPS of the Company.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130, establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The Company will adopt SFAS 130 as of December 31, 1997. Management does not expect SFAS 130 to have a material effect on the consolidated financial statements of the Company.

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

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Assets of the Company increased 3.7% or $34.6 million from $926.1 million at December 31, 1996 to $960.7 million at September 30, 1997. This increase is primarily attributable to an increase of $25.7 million in cash and cash equivalents. Investment securities increased $5.9 million and loans receivable, net increased by $3.3 million which is partially offset by a decrease in non-earning assets.

      The Company's liabilities increased by 3.3% or $27.8 million, from $855.6 million at December 31, 1996 to $883.4 million at September 30, 1997. This increase was primarily due to an increase in borrowings from the Federal Home Loan Bank of Pittsburgh of $44.0 million and other borrowed money of $31.4 million which is partially off set by decreases in deposits of $43.5 million, advance payments by borrowers for taxes and insurance and other liabilities. The decrease in deposits is the result of a run-off of higher rate certificates of deposit and replacing those funds with lower cost borrowings.

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

      Cash flows used in investing activities were $12.1 million for the nine months ended September 30, 1997 compared to $115.4 million for the same period in 1996. This change was primarily attributable to a decrease in loan originations net of repayments to $25.3 million from $85.4 million in 1996, securitization of $17.8 million of residential loans and the increase in the origination of residential loans for sale in the secondary market. Sales of investment securities increased to $61.6 million in 1997 from $22.5 million in 1996.

      Cash flows provided from financing activities were $28.6 million for the nine months ended September 30, 1997 compared to $83.3 million for the same period in 1996. This change is primarily attributable to a decrease in deposits of $43.5 million in 1997 compared to an increase of $38.4 million in 1996 which was offset by an increase in net borrowings from the Federal Home Loan Bank of Pittsburgh of $44.0 million in 1997 compared to an increase of $51.9 million in 1996.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

      Cash flows from operating activities provided $9.2 million and $9.0 million for the nine months ended September 30, 1997 and 1996, respectively. This increase is primarily due to an increase in net income and the provision for loan losses and a decrease in other assets partially offset by a decrease in other liabilities of $2.7 million in 1997 compared to an increase of $1.4 million in 1996.

Capital

      The Federal Deposit Insurance Corporation has adopted risk-based capital and leverage ratio requirements for non-member insured banks such as Prime Bank. At September 30, 1997, Prime Bank met each of its capital requirements. The table below sets forth the minimum capital ratio applicable to Prime Bank, together with the actual dollar amounts and percentages of capital for Prime Bank in each category at September 30, 1997:

                              Required          Prime Bank
Capital Requirement            Ratio          Amount    Ratio
                            ----------        ---------------
Risk-Based Capital
      Tier 1 Ratio              4.00%         $46,390    9.69%
      Total Capital Ratio       8.00%          52,379   10.94%
Tier 1 Leverage Ratio       4.00%/5.00%        46,390    6.91%


      First Sterling Bank is a member of the Federal Reserve System which has established a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6.0%.

      At September 30, 1997, First Sterling Bank met each of its regulatory capital requirements. The table below sets forth the minimum capital ratios applicable to First Sterling Bank, together with the actual dollar amounts and percentages of capital for First Sterling Bank in each category at September 30 1997:

                           Required          First Sterling
Capital Requirement          Ratio           Amount     Ratio
                          ---------          ----------------
Primary Capital Ratio        5.50%           $19,645     8.72%
Total Capital Ratio          6.00%            19,645     8.72%


      The Federal Reserve Bank has adopted risk-based capital and leverage ratio requirements for bank holding companies such as the Company. At
September 30, 1997, the Company meets all regulatory capital requirements.




                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Income

      The Company reported net income of $7.6 million and $2.8 million for the nine months and three months ended September 30, 1997. This represents an increase of $2.8 million and $2.3 million when compared to the same periods in 1996. The nine month and three month increase was primarily attributable a one time charge in 1996 associated with the BIF/SAIF recapitalization plan of $2.7 million pre-tax or $1.6 million after tax. Net income for the nine months and three months ended September 30, 1996 would have been $6.5 million and $2.2 million, respectively if the BIF/SAIF charge was excluded. Net interest income after the provision for loan losses increased $2.1 million and $871 thousand for the nine months and three months ended September 30, 1997 when compared to the same periods in 1996.

      On a fully diluted per share basis net income increased to $1.37 and $0.49 for the nine months and three months ended September 30, 1997 when compared to $0.88 and $0.09 for the same period in 1996. Fully diluted earnings per share would have been $1.29 and $0.42 if the one time BIF/SAIF charge was excluded. The Company's return on average assets was 1.08% and 1.16% for the nine months and three months ended September 30, 1997 compared to 0.75% and 0.22% for the same periods in 1996. Return on average assets before the one time BIF/SAIF charge was 1.00% and 0.94% for the nine months and three months ended September 30, 1996.

Net Interest Income

      The major component of the Company's earnings is net interest income.
Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Net interest income was $27.3 million and $9.6 million for the nine months and three months ended September 30, 1997. This represents a 13.8% and 14.2% increase when compared to net interest income of $24.0 million and $8.4 million for the same periods in 1996.

      The net interest margin increased to 4.20% and 4.36% for the nine months and three months ended September 30, 1997 from 4.07% and 4.07% for the same period in 1996. The increase is primarily the result of lower funding costs.












                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued

      The table below illustrates the changes in the net interest rate margin and interest rate spread for the nine months and three months ended September
30, 1997 and 1996.



                                     Three Months Ended September 30,
-------------------------------------------------------------------------------
                                      1997                        1996
-------------------------------------------------------------------------------
                            Average                    Average
                            Balance   Interest Yield   Balance   Interest  Yield
--------------------------------------------------------------------------------
Interest-earning assets:
Loans receivable            $633,012  $14,242   9.00%  $577,020  $12,809   8.88%
Investment securities        254,356    4,152   6.53%   255,744    4,255   6.66%
                            --------  -------   -----  --------  -------   -----
Total interest-earning
 assets                      887,368   18,394   8.29%   832,764   17,064   8.20%
                            --------  -------   -----  --------  -------   -----

Interest-bearing liabilities:
Deposits                     694,865    6,447   3.71%   690,312    6,687   3.87%
Borrowings                   168,972    2,282   5.40%   119,588    1,902   6.36%
                            --------  -------   -----  --------  -------   -----
Total interest-bearing
 liabilities                 863,837    8,729   4.04%   809,900    8,589   4.24%
                            --------  -------   -----  --------  -------   -----
Net interest rate spread                        4.25%                      3.96%
                                                -----                      -----
                                                -----                      -----
Net interest rate margin                        4.36%                      4.07%
                                                -----                      -----
                                                -----                      -----

                                       Nine Months Ended September 30,
-------------------------------------------------------------------------------
                                      1997                        1996
-------------------------------------------------------------------------------
                            Average                    Average
                            Balance   Interest Yield   Balance   Interest  Yield
--------------------------------------------------------------------------------
Interest-earning assets:
Loans receivable            $625,255  $41,027   8.75%  $543,071  $36,338   8.92%
Investment securities        249,225   12,236   6.55%   251,770   12,440   6.59%
                            --------  -------   -----  --------  -------   -----
Total interest-earning
 assets                      874,480   52,263   8.12%   794,841   48,778   8.18%
                            --------  -------   -----  --------  -------   -----

Interest-bearing liabilities:
Deposits                     713,477   20,146   3.76%   675,743   19,865   3.92%
Borrowings                   136,474    5,549   5.42%    95,114    4,653   6.52%
                            --------  -------   -----  --------  -------   -----
Total interest-bearing
 liabilities                 849,951   25,695   4.03%   770,857   24,518   4.24%
                            --------  -------   -----  --------  -------   -----
Net interest rate spread                        4.09%                      3.94%
                                                -----                      -----
                                                -----                      -----
Net interest rate margin                        4.20%                      4.07%
                                                -----                      -----
                                                -----                      -----


* Tax free income is calculated on a tax equivalent basis.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Provisions for Loan Losses

      The provision for loan losses was $2.6 million and $856 thousand for the nine months and three months ended September 30, 1997 compared to $1.4 million and $537 thousand for the same periods in 1996. The allowance for loan losses was $8.8 million and $7.2 million at September 30, 1997 and December 31, 1996, respectively. The Company had net charge-offs of $945 thousand for the nine months ended September 30, 1997, compared to $714 thousand for the comparable period in 1996.

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

      The following is a summary of the activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 (Dollars in thousands):

                                           1997          1996
----------------------------------------------------------------
Balance at the beginning of period      $  7,206      $  6,082
Provision for loan losses                  2,574         1,372
Recoveries                                   443           116
Losses charged against allowance          (1,388)         (830)
                                        --------      --------
Balance at the end of period            $  8,835      $  6,740
                                        --------      --------
                                        --------      --------


Credit Risk

      The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts, and by establishing and performing regular loan classification reviews of loans by the loan review committee.


Asset Quality

      Non-performing assets, which include non-accruing loans and real estate owned, totaled $8.5 million at December 31, 1996 compared to $7.6 million at September 30 1997.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The following table sets forth non-performing assets as of September 30, 1997 and 1996, and December 31, 1996 (Dollars in thousands):

                                          September 30,     December 31,
------------------------------------------------------------------------
                                         1997       1996        1997
------------------------------------------------------------------------
Non-accrual loans (1):
  Residential loans                   $ 1,517    $   958     $ 1,003
  Construction                            461      4,181       3,162
  Consumer loans                          444        309         243
  Commercial loans                      2,694      4,691       2,751
                                      -------    -------     -------
    Total non-accrual loans             5,116     10,139       7,159
  Real estate owned                     2,581        547       1,335
                                      -------    -------     -------
  Total non-performing assets         $ 7,697    $10,686     $ 8,494
                                      -------    -------     -------
                                      -------    -------     -------
  Total non-performing loans to
    loans receivable, net               0.82%      1.75%       1.16%
                                      -------    -------     -------
                                      -------    -------     -------
  Total non-performing assets to
    total assets                        0.80%      1.18%       0.92%
                                      -------    -------     -------
                                      -------    -------     -------
  Ratio of allowance for loan
    losses to non-performing loans    172.69%     66.48%     100.66%
                                      -------    -------     -------
                                      -------    -------     -------



(1) Statistics do not include the impact of a condominium project, which was acquired by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets, the ratio of non-performing assets to loans receivable, net and the ratio of non-performing assets to total assets would have been $13.4 million, 2.2% and 1.4% at September 30, 1997, $19.7 million, 3.4% and 2.2% at September 30, 1996 and $17.0 million, 2.8% and 1.8% at December 31, 1996 if the condominium project was included in non-performing assets.


Non-Interest Income

      Non-interest income increased by $1.3 million and $491 thousand for the nine months and three months ended September 30, 1997 to $3.8 million and $1.2 million in 1997 from $2.5 million and $672 thousand for the comparable periods in 1996. The increase for the nine month period was primarily attributable to an increase of $488 thousand realized on the sale of investment securities, a $450 thousand increase in fees and service charges, and increases in other income. The increase for the three month period is primarily attributable to an increase in fees and service charges and the gain on sale of loans and investment securities. The Company has instituted a strategy of selling all new residential mortgage originations to the secondary market.


Non-Interest Expense

      The primary component of other expenses is salaries and employee benefits, which increased 14.6% and 6.0% for the nine months and three months ended September 30, 1997 from $7.5 million and $2.6 million in 1996 to $8.6 million and $2.8 million in 1997. This increase is primarily attributable to additional personnel in the commercial and commercial real estate lending operations which resulted in increased loan volume and income.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Expense - Continued

      Occupancy and equipment expense increased 14.8% to $4.2 million and 16.2% to $1.4 million for the nine months and three months ended September 30, 1997 from $3.6 million and $1.2 million for the same periods in 1996.
The increase is primarily attributable to the expansion of the branch network and the technological enhancements involving the upgrading of data processing and telecommunication systems. This has enabled the Company to offer new products to our customers such as home banking, cash management, Prime Access our fully automated 24 hour customer service telephone system and a Web Site to offer investor information, as well as bank news.

      Federal deposit insurance premiums decreased to $269 thousand and $99 thousand for the nine months and the three months ended September 30, 1997 from $753 thousand and $255 thousand for the same periods in 1996. This decrease is primarily attributable to a decrease in Prime Bank's assessment rate from 23 basis points in 1996 to 6 basis points in 1997 as a result of federal legislation which became effective in the fourth quarter of 1996.

      The FDIC special deposit insurance assessment decreased for the nine months and three months ended September 30, 1996 by $2.7 million. The assessment was a one time charge to recapitalize the SAIF Fund.

      Other expenses increased to $4.1 million and $1.4 million for the nine months and the three months ended September 30, 1997 from $3.4 million and $1.1 million for the same periods in 1996. This increase is primarily attributable to increases in advertising, legal and office supplies.

Dividend Policy

      The Board of Directors of the Company declared a cash dividend of $0.17 per share of common stock on September 17, 1997, payable November 1, 1997, to shareholders of record on October 5, 1997. It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's thirty fifth consecutive quarterly cash dividend.

      Future payment of dividends, however, will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, results of operations, industry standards, economic conditions and other factors including regulatory restrictions. Currently, the Company must rely on the Bank's payment of dividends to the Company in order to generate the cash and income to pay the dividend. The Board may also consider the payment of stock dividends from time to time in addition to, or in lieu of, cash dividends.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Under Pennsylvania banking law, the Bank may declare and pay dividends only out of accumulated net earnings, and a dividend may not be declared or paid out of its surplus. Furthermore, under federal and state banking laws, an institution may be prevented from paying dividends under certain circumstances when it is not adequately capitalized. In addition, the Bank (whose predecessor converted in 1988 from a mutual savings and loan association to a stock savings bank) may not be permitted to declare or pay a dividend if the effect of the dividend would be to reduce its regulatory capital below the amount required for its liquidation account.

                                          PART II
                                     OTHER INFORMATION

Item 1                               Legal Proceedings

      The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, the Company is a party to legal proceedings to enforce loan obligations of its borrowers and to foreclose upon or repossess collateral securing loans.


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


Item 5                               Other Information

      Not applicable.

Item 6                       Exhibits and Reports on Form 8-K

      a. Exhibits
              None

      b. Reports on Form 8-K

            Form 8-K filed with the Securities and Exchange
            Commission on 10/10/97.

                                        SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Prime Bancorp, Inc.


      Date: November 14, 1997                   /s/ James J. Lynch
            -----------------                   -------------------------
                                                James J. Lynch
                                                President and Chief
                                                  Executive Officer



      Date: November 14, 1997                   /s/ Frank H. Reeves
            -----------------                   -------------------------
                                                Frank H. Reeves
                                                Senior Vice President and
                                                  Chief Accounting Officer