Form 10-K
period 1997-12-31
PRIME BANCORP INC /PA
filed 1998-03-30
CIK 823550

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997
                                             -----------------

                                       or

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from _______________ to

                         Commission File Number: 0-17286
                                                 -------

                              PRIME BANCORP, INC.
         ----------------------------------------------------
        (Exact name or registrant as specified in its charter)
                Pennsylvania                               23-2860688
      -------------------------------                 ---------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                 Identification Number)

7111 Valley Green Road, Fort Washington, PA                 19034-2209
-------------------------------------------                 ----------
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

                                    Yes X       No
                                       ---     ---

[ ] Indicate by check mark if disclosure of delinquent filers pursuant to Item
    405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $143.1 million.(1)

    The number of shares of the registrant's Common Stock outstanding as of March 18, 1998 was 5,466,763 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part II                                     Part III
 Certain portions of the Annual Report       Certain portions of the
 to Shareholders for the year ended          Proxy Statement 1998
 December 31, 1997                           March 18, 1998

(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's Common Stock multiplied by the closing price for the Common Stock on the National Association of Securities Dealers National Market System on March 18, 1998. The information provided shall in no way be construed as an admission that any person whose holdings are included in this figure is an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

===============================================================================

                               PRIME BANCORP, INC.

                                     Part I

Item 1.  Business

Introduction

     Prime Bancorp, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Pennsylvania in 1996 for the purpose of converting the Company's predecessor from a Delaware Corporation to a Pennsylvania Corporation, while at the same time effecting the merger with First Sterling Bancorp, Inc. The Company is regulated as a bank holding company. Prior to October 1, 1997, the Company's principal subsidiaries were Prime Bank, a savings bank ("Prime Savings") and First Sterling Bank, a commercial bank ("First Sterling"). On October 1, 1997, the Company completed the merger between the Banks. The combined entity is one commercial bank called Prime Bank (the "Bank"). The principal business of the Company and the Bank consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments.

     The Company's corporate headquarters is in Fort Washington, Pennsylvania. Its operations center is in northeast Philadelphia, Pennsylvania. The Company's bank subsidiary has eight additional full service branch offices in northeast Philadelphia, five full service branches in Bucks County, Pennsylvania, eight full service branches in Montgomery County, Pennsylvania, two in Delaware County, Pennsylvania, and one in Chester County, Pennsylvania.


Business

     The Company follows a strategy which focuses on providing individuals, businesses, and communities with high quality banking services. Banking services includes lending money, gathering money and other complimentary fee generating services. The Company's loan products include commercial, commercial real estate, consumer and residential mortgages. Deposits and funding are gathered along five major lines which are checking, savings, retail CDs, jumbo CDs and commercial cash management.


Non-banking Subsidiary Activities

     The Company presently conducts business through or has an investment in eight non-banking subsidiaries. Of these, six are wholly owned by the Bank:
Prime Abstract, Inc. ("Prime Abstract"), Rowland Service Corporation ("Rowland"), Prime Financial Inc. ("Prime Financial"), NEFA Corporation ("NEFA"), 723 Service Corporation and 6524 Service Corporation. None of the Company's non-banking subsidiaries generates net income which is individually or in the aggregate, material to the consolidated financial results of the Company on a consolidated basis.

o Prime Abstract, Inc.: Prime Abstract Inc., a wholly owned subsidiary of the Bank, is a Delaware Corporation formed in 1988 for the purpose of performing title searches and providing related permissable services for its banking affiliates.

o Rowland Service Corporation: Rowland, a subsidiary of the Bank, was formed to participate in a joint venture project with one local developer involving the construction of a 15,000 square foot professional condominium complex.

o Prime Financial Inc.: Prime Financial, a subsidiary of the Bank, was formed to oversee full-service brokerage operations at the Bank. It is currently inactive.

o NEFA Corporation: NEFA, a subsidiary of the Bank, was formed to acquire land currently held for development and resale.

o 723 Service Corporation: 723 Service Corporation, a subsidiary of the Bank, was formed for the acquisition of property for debts previously contracted by borrowers of the Bank.

o 6524 Service Corporation: 6524 Service Corporation was formed for the acquisition of property for debts previously contracted by borrowers of the Bank.

o Del-Prime, Inc.: Del-Prime, Inc., a wholly owned subsidiary of the Company, was incorporated as a Delaware Corporation on November 8, 1989 to do business exclusively in Delaware. The subsidiary holds tax-free municipal investment securities.

o Del-Prime Investments, Inc.: Del-Prime Investments, Inc., a wholly owned subsidiary of the Company, was incorporated as a Delaware Corporation on November 28, 1994 to do business exclusively in Delaware. The subsidiary was formed to hold taxable investments.

     At December 31, 1997, the Company's aggregate debt and equity investment in the non-banking subsidiares was $17.0 million. (1.78% of the Company's total assets)


                                Sources of Funds

General

     The sources of funds to be used in lending and for other general business purposes of the Company are deposits, loan repayments, sales and maturities of investment securities, borrowings from the Federal Home Loan Bank ("FHLB") of Pittsburgh, and other borrowed funds. Deposit inflows and outflows are influenced significantly by money market and general interest rate conditions, although the Company has the ability to respond to market conditions through the pricing of deposit accounts. The Company may also utilize borrowings from the FHLB of Pittsburgh and other borrowed funds to support expanded lending activities or where otherwise advantageous to the Company.


Deposits

     The Company has a stable base of core deposits, with approximately 9.26% of its deposits held in passbook accounts which currently earn 1.83%. The Company also offers short-term certificates of deposit and other deposit alternatives that are more responsive to market conditions than passbook deposits and longer maturity fixed-rate certificates. The core deposit base and overall variety of deposits allow the Company to be competitive in obtaining funds and to respond with more flexibility to the threat of disintermediation. The Company's deposits are obtained primarily from the areas in Pennsylvania immediately surrounding its offices.


Borrowings

     The FHLB System functions as a reserve credit facility for thrift institutions and certain other home financing institutions. It also provides certain special purpose loan and service programs for its members. As a member of the FHLB System, the Bank is required to own capital stock in the FHLB of Pittsburgh and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain creditworthiness standards have been met. Such advances may be made pursuant to several different credit programs, each with its own interest rate, maximum size of advance and range of maturities. Depending on the program, limitations on the amount of such borrowings are based either on a percentage of the Bank's capital or on the FHLB of Pittsburgh's assessment of the

Bank's creditworthiness. See "Regulation of the Bank - Federal Home Loan Bank System". At December 31, 1997, the Bank had $79.6 million in borrowings from the FHLB of Pittsburgh.

     The Company uses borrowings and repurchase agreements as a funding alternative. Included in such borrowings are fundings from commercial cash management relationships.

     See Note 9 Other Borrowed Money on page 31 of the 1997 Annual Report to Shareholders.

Employees

     At December 31, 1997, the Company had 322 full-time equivalent employees, including 288 full-time and 68 part-time employees. None of these employees are represented by a collective bargaining agreement. Employee benefits include a profit sharing plan and life, health and disability insurance. Management believes that relations with its employees are good.


Competition

     The Company faces strong competition in the attraction of deposits. Its most direct competition for deposits is from thrifts and commercial banks located in its primary market area. The Company faces additional competition for investor funds from mutual funds, the stock market and other corporate and governmental securities.

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

                           REGULATION AND SUPERVISION

     The Company and Prime Bank are subject to extensive federal and state regulation by various bank regulatory agencies. Their activities may also be subject to regulation by federal or state securities regulatory agencies, state insurance regulatory agencies, and other federal, state and local governmental bodies. Banking statutes and regulations are comprehensive and are intended primarily for the protection of the insurance fund and depositors. Bank regulatory authorities have extensive discretion in connection with their supervisory activities and examination policies and have authority to impose a wide variety of enforcement actions and penalties on an institution or company that fails to comply with its regulatory requirements. Possible enforcement actions include the imposition of a capital plan, imposition of civil money penalties, conservatorship or receivership, and termination of deposit insurance. Certain enforcement powers extend to directors and officers of banks and other financial institutions and to other "institution-affiliated" parties, including stockholders, attorneys, appraisers and accountants. The following is only a general summary of the applicable banking laws and regulations. The expense of regulatory compliance for the Company is substantial and increasing and has an adverse effect on the net income of all regulated institutions such as the Company and the Bank when compared with competitors which are substantially less regulated.

                            Regulation of the Company

     The Company is a bank holding company within the meaning of Section 3 of the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, the Company is regulated and subject to examination and supervision by the Board of Governors of the Federal Reserve System ("FRB") and is subject to certain reporting requirements. The Company is also subject to regulation by Pennsylvania banking statutes affecting bank holding companies.

Federal Bank Holding Company Regulation

     The Company is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The FRB may also make examinations of the Company and each of its non-bank subsidiaries. The BHCA requires each bank holding company to obtain the approval of the FRB before it may acquire any non-banking company or substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank. Pursuant to the BHCA, the Company may only engage in or own companies that engage in banking or in activities deemed by the FRB to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the Company must gain permission from the FRB prior to engaging in many new business activities. Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.


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

     Other Capital Ratios. Furthermore, the FRB requires bank holding companies to maintain a minimum level of primary capital to total assets of 5.5% and a minimum level of total capital to total assets of 6.0% on the same basis as required for member banks.

     The Company currently meets these minimum capital requirements.


Change in Bank Control Act

     Under the Change in Bank Control Act of 1978, as amended ("Change in Control Act") and the regulations adopted thereunder, no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of any federally insured depository institution unless the appropriate federal banking agency has been given 60 days prior written notice of the proposed acquisition and within that period has not issued a notice disapproving of the proposed acquisition or has issued written notice of its intent not to disapprove the action. "Control" is generally defined as the power, directly or indirectly, to direct the management or policies of an institution or to vote 25% or more of any class of its voting securities. A presumption of "control" arises upon most acquisitions of power to vote 10% or more of any class of voting securities if the institution or holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or if no other person will own a greater percentage of that class of voting securities immediately after the transaction. This presumption may be rebutted upon a formal finding by the appropriate federal banking agency that the acquisition will not result in control.


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

                             Regulation of the Bank

     Prime Bank is a Pennsylvania chartered commercial bank as of October 1, 1997, which is a member of the Federal Reserve Bank System. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Most of its deposits are insured under the Savings Association Insurance Fund ("SAIF"), although some deposits are insured under the Bank Insurance Fund ("BIF"). Prime Bank is subject to extensive regulation, reporting requirements and examination by the PADOB, as its chartering agency, the FRB, as its primary federal banking regulator, and the FDIC as its deposit insurer.


Pennsylvania Banking Laws

     The activities of Pennsylvania chartered commercial banks are governed by the PA Code. The PA Code limits the powers and activities of Pennsylvania chartered commercial banks and savings banks, including the investment and lending activities of those institutions. Subject to certain exclusions and qualifications, the Bank is generally limited in making loans to any one customer or group of related customers to an amount which equals 15% of the Bank's unimpaired capital and surplus from time to time.

     PADOB regulations establish minimum capital requirements for Pennsylvania chartered financial institutions such as the Bank (the "PA Capital Rules"). The PA Capital Rules include a minimum requirement for leverage capital -- the ratio of "Tier 1" capital (as defined for federal bank regulatory purposes) to total assets -- of 4.00%, and a minimum requirement for "risked-based capital" as that which is required by federal banking laws. PADOB may set a higher minimum leverage ratio requirement for individual institutions. At December 31, 1997, Prime Bank met the Pennsylvania minimum capital requirements.


Federal Reserve System

     Federal Reserve Membership. Prime Bank is a member of the Federal Reserve System. Member banks are entitled to certain borrowing, item clearing and other privileges at Federal Reserve Banks, and are obligated to purchase shares in the local Federal Reserve Bank. Member banks are also required to comply with applicable regulations of the FRB.

     Reserve Requirements. FRB regulations require the Bank to maintain non-interest earning reserves against the Bank's transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves of 3% (below certain levels) and 10% (for deposits above certain levels) must be maintained against aggregate transaction accounts, subject to an exemption for specified levels of deposits which would otherwise be reservable. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the effective return or yield on the Bank's assets.


Federal Deposit Insurance Regulation

     The FDIC administers the BIF and SAIF funds, although the funds' assets and liabilities are not commingled. Each fund is to be maintained at a designated ratio to the aggregate dollar amount of deposits insured by that fund. Pursuant to a federal law enacted in 1996, the SAIF fund was recapitalized, and the two funds are to be merged on or before January 1, 1999 if on that date no further savings associations exist.

     Prompt Corrective Action. Federal banking laws and regulations establish a system of prompt corrective action to resolve the problems of undercapitalized institutions. The federal banking regulators are required to take certain supervisory actions against undercapitalized institutions. The adopted rules create five categories consisting of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on distributions of dividends to seizure of the institution. Generally, subject to a narrow exception, federal law requires the institution's regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Regulators are authorized to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that the ratio be no less than 2% of assets. An institution such as the Bank must maintain capital of not less than the requirements established by its primary federal regulator in order to be deemed "adequately capitalized".

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


Dividends

     Dividend payments by the Bank to the Company are subject to the PA Code and federal banking laws and regulations. Under the Pa Code, dividends may be paid from `accumulated net earnings' (generally, undivided profits) without prior regulatory approval. Under federal banking law, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. In addition, banks which are not adequately capitalized or otherwise fail to meet regulatory standards, including those for safety and soundness, may be restricted in payment of dividends. The FRB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Transactions with Affiliates and Other Related Parties

     The Bank is subject to certain restrictions on transactions with "affiliates" such as the Company and any other non-bank subsidiaries of the Company pursuant to Sections 23A and 23B of the Federal Reserve Act. In summary,
Section 23A

(i) imposes individual and aggregate percentage of capital limits on the dollar amount of a wide variety of affiliate dealings coming within the definition of a "covered transaction" (in general, the aggregate amount of transactions with any one non-bank affiliate is limited to 10% of the capital and surplus of the Bank and the aggregate amount of transactions with all non-bank affiliates is limited to 20% of the Bank's capital and surplus);
(ii) establishes rules for ensuring arms' length dealings between a bank and its affiliates;
(iii) precludes the acquisition of "low quality" assets by a bank from its affiliates; and
(iv) imposes detailed collateralization requirements for affiliate credit transactions.

     Section 23B requires a wide range of transactions between a bank and its affiliates to be on terms which are at least as favorable to the bank as would apply to similar transactions with non-affiliated companies. These include "covered transactions" that are subject to Section 23A, as well as

(i) sales of securities or other assets to an affiliate including assets subject to an agreement to repurchase;
(ii) a payment of money or the furnishing of services to an affiliate under contract, lease, or otherwise;
(iii) any transaction in which an affiliate acts as an agent or broker or receives a fee for its services to the association or to any other person; or
(iv) any transaction or series of transactions with a third party if an affiliate has an interest in the third party or participates in the transaction.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the FRA. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval and reporting procedures to be followed.

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


Federal Minimum Capital Requirements

     The FRB has adopted risk-based capital and leverage ratio requirements for member insured banks such as Prime Bank.

     Risk-Based Capital Guidelines. The FRB's risk-based capital guidelines for member banks set a required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is required to be "Tier 1" (or "core") capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

     Tier 1 Capital Leverage Ratio. The FRB has also established a minimum level of Tier 1 capital to total assets of 3% for those member banks which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other member banks are required to maintain a Tier 1 capital leverage ratio of at least 1% to 2% above the 3% stated minimum.

     Leverage Ratio. For banks which are members of the Federal Reserve System, the FRB has established a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to total assets of 6.0%. For these purposes, the components of "primary capital" generally include common stock, surplus, undivided profits, contingency and other capital reserves, and the allowance for possible loan losses ("ALLL"), and "total capital" includes the primary capital components plus limited life preferred stock and certain subordinated debt. In calculating the regulatory capital ratios, goodwill is deducted from both the numerator (capital) and the denominator (total assets) of the ratio, and the ALLL is added to the denominator (total assets). Generally, the FRB expects member banks to operate above the minimum levels. Those member banks whose operations are deemed by the FRB to involve or to be exposed to high or inordinate degrees of risk may be expected to hold additional capital to compensate for those risks.

     At December 31, 1997, Prime Bank met each of its capital requirements.

     In addition, the FRB has established three "zones" for total capital for banking organizations of all sizes for the purpose of determining the nature and intensity of supervisory actions. Generally, a member bank with total capital of at least 7.0% is placed in "Zone 1" and will be considered adequately capitalized provided its "primary capital" is above the 5.5% minimum. In contrast, a member bank with total capital below 6.0% is placed in "Zone 3" and will generally be considered undercapitalized, absent clear extenuating circumstances. Member banks in "Zone 2" (having capital between the other two zones) will be scrutinized for a variety of financial risks and capital adequacy will be determined accordingly.

     Prime Bank's total capital ratio would place it in "Zone 1" for these purposes as of December 31, 1997.


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

     Within each capital group, institutions are assigned to one of three supervisory risk subgroups--subgroup A, B, or C, depending upon an assessment of the institution's perceived risk based upon the results of its most recent examination and other information available to regulators. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B will consist of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the BIF. Subgroup C will consist of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Thus, there are nine possible classifications to which varying assessment rates are applicable. The regulation generally prohibits institutions from disclosing their subgroup assignments or assessment risk classifications without FDIC authorization.

     Prime Bank currently is not required to pay any deposit insurance.

     In addition to the foregoing FDIC deposit insurance assessments, all insured institutions are also obligated to pay assessments to the federal Financing Corporation ("FICO") to help pay interest on FICO bonds issued to pay part of the costs of the savings and loan bailout in 1979. SAIF-insured deposits are currently subject to a FICO assessment of 6.5 basis points, and BIF-insured deposits are currently subject to a FICO assessment of approximately 1.3 basis points. The Bank pays these FICO assessments on its BIF and SAIF deposits.

     There is no assurance whether the foregoing assessment rates will remain constant or change.


Interstate Banking Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. Limited branch purchases are still subject to state laws. On July 6, 1995, Pennsylvania adopted an interstate banking act (the "PA Interstate Banking Act") to harmonize Pennsylvania banking laws with the Federal Interstate Banking Act. The PA Interstate Banking Act "opts in" early under the Federal Interstate Banking Act to permit interstate mergers, non-Pennsylvania holding company acquisitions of Pennsylvania banks, branch acquisitions and de novo branching in any of the manners contemplated by the Federal Interstate Banking Act, subject to prior regulatory approvals or filings. In general, the PA Interstate Banking Act permits out-of-state banking institutions may establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Bank management anticipates that the federal and Pennsylvania interstate banking legistration will increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that they will not have a material impact upon the anticipated results of operations of the Bank.

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


                           Other Laws and Regulations

     The Company and the Bank are subject to a variety of laws and regulations which are not limited to banking organizations. Without limiting the foregoing, in lending to commercial and consumer borrowers, and in owning and operating their properties, the Bank is subject to regulations and risks under state and federal environmental laws.

                       Legislation and Regulatory Changes

     Legislation and regulations may be proposed or enacted from time to time which could increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other competing financial services providers. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company or the Bank.

                     Effect of Government Monetary Policies

     The earnings of the Company and the Bank are affected by domestic and international economic conditions and the monetary and fiscal policies of the United States government and its agencies, as well as those of foreign countries. It is not possible to predict the nature and impact of future changes in economic conditions or governmental monetary or fiscal policies.


Item 2.  Properties.

     The Company neither owns nor leases any real property. At present, it uses the premises, equipment and furniture of Prime Bank, subject to payment of such reasonable compensation, if any, as may be determined from time to time. In the future it may consider acquiring office facilities.

     Prime Bank has eight offices in Philadelphia County, five in Bucks County, one office in Chester County, two offices in Delaware county, and eight in Montgomery County, Pennsylvania. Of the twenty-four offices, eight are owned, and sixteen offices are subject to leases. At its home office, Prime Bank offers a full range of customer services. Except for safe deposit boxes, these same services are available at each of Prime Bank's other offices. Prime Bank participates in the MAC Money Access Service shared Automated Teller Machine ("ATM") network and the PLUS SYSTEM network which is the leading international system of shared automated teller machines (ATMs) which enables customers to obtain cash almost anytime and almost anywhere they travel in the United States. Twelve offices are equipped with ATMs owned by Prime.

Item 3.  Legal Proceedings.

     There are no material legal proceedings to which the Company, the Bank or its subsidiary service corporations are a party or to which any of their properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The information contained under the captions "Market Information" (page 19) and Note 1 of "Notes to Consolidated Financial Statements" (page 24) in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference thereto.

Item 6. Selected Financial Data.

     The information set forth under the caption "Financial Condition Data" on page 17 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information contained under the caption "Management's Discussion and Analysis" (pages 9 through 18) in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data.

     The consolidated financial statements, the notes thereto, and the opinion of independent auditors thereon, appearing on pages 20 through 40 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.
                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The information contained under the captions "ELECTION OF DIRECTORS" on pages 5 through 6, "Executive Officers Who Are Not Directors" on page 8, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8. of the Company's definitive Proxy Statement dated March 18, 1998 is incorporated herein by reference thereto.

Item 11.  Executive Compensation.

     See information contained under the caption "EXECUTIVE COMPENSATION" on pages 9 through 14 of the Company's definitive Proxy Statement dated March 18, 1998 which are incorporated herein by reference. The "Performance Graph" on page 14 and the "Board Compensation Committee Report on Executive Compensation" on pages 12 and 13 shall not be deemed "soliciting material" or "filed" with the Commission or incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "BENEFICIAL OWNERSHIP OF VOTING SECURITIES" on pages 2 through 4 of the Company's definitive Proxy Statement dated March 18, 1998 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information contained under the caption "Indebtedness of Management and "Certain Relationships and Related Transactions" on page 12 of the Company's definitive Proxy Statement dated March 18, 1998 is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as a part of this report:

          (1) The following consolidated financial statements of the Company and the opinion of independent auditors thereon which appear on pages 20 through 37 of the Company's 1997 Annual Report included as an exhibit to this report:

                                 Page Reference
                                  Annual Report

               Financial Statements to Shareholders                         Page
               ------------------------------------                         ----
               Consolidated Statements of Financial Condition ............... 20
               Consolidated Statements of Income ............................ 21
               Consolidated Statements of Shareholders' Equity .............. 22
               Consolidated Statements of Cash Flow ......................... 23
               Notes to Consolidated Financial Statements ................ 24-35
               Management's Statement on Financial Reporting ................ 36
               Independent Auditors' Reports ................................ 37

          (2) Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          (3)  The following exhibits:


Exhibit
  No.                            Description
-------                          -----------
   2.1 Agreement and Plan of Organization dated June 12, 1996 and First Amendment thereto dated September 12, 1996, by and among Registrant, the former Prime Bancorp, Inc., a Delaware corporation ("Old Prime") Prime and First Sterling. Prime will supplementally provide a copy of the disclosure schedules to the SEC upon request.

   3.1 Articles of Incorporation of Prime Bancorp, Inc. - Incorporated herein by reference to Exhibit 3.1 of Registration Statement #333-13741.

   3.2 Bylaws - Incorporated by reference to Exhibit 3.2 of Registration Statement #333-13741.

   4.1 Form of Registrant's Stock Certificate for common stock. - Incorporated herein by reference to Exhibit 4.2 to Registration Statement #333-13741.

   5.1 Consent and Opinion of Stradley, Ronon, Stevens & Young LLP regarding legality of shares. Incorporated herein by reference to
          Exhibit 5.1 to Registration Statement #333-13741.

   8.1 Consent and form of Opinion of Stradley, Ronon, Stevens & Young LLP regarding tax matters. Incorporated herein by reference to
          Exhibit 8.1 to Registration Statement #333-13741.

   8.2 Form of Opinion of Kania, Linder, Lasak and Feeney regarding tax matters. Incorporated herein by reference to Exhibit 8.2 to Registration Statement #333-13741.

 Exhibit
   No.                            Description
 -------                          -----------
   10.1 Employment Agreement between the Prime, Prime Bank and James J. Lynch dated December 18, 1995. Incorporated by reference to
          Exhibit 10.1(c) to Registrants Annual Report on Form 10-K for year ended December 31, 1995, File No. 0-17286.

   10.2 Change in Control Agreement between the Company, Prime Prime and James E. Kelly dated November 17, 1997.

   10.3 Employment Agreement between the Prime, Prime Bank and Erwin T. Straw dated November 14, 1988. Incorporated by reference to
          Exhibit 10.1 to Registrant's Annual Report on Form 10-K for year ended June 30, 1989.

   10.4 Addendum to Employment between the Prime, Prime Bank and Erwin T. Straw dated as of January 29, 1996. - Incorporated herein by reference to Exhibit 10.4 to Registration Statement #333-13741.

   10.5 Employment Agreement between the Prime, Prime Bank and William H. Bromley to become effective upon completion of the merger with First Sterling. - Incorporated herein by reference to Exhibit
          10.5 to Registration Statement #333-13741.

   10.6   First Sterling 1988 Non-Qualified Stock Option Plan -
          Incorporated herein by reference to Exhibit 10.6 to Registration Statement #333-13741.

   10.7 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated December 7, 1995 for Devon branch and office.
          - Incorporated herein by reference to Exhibit 10.7 to Registration Statement #333-13741.

   10.8 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated June 4, 1996 regarding right to reduce the space leased under lease agreement for Devon offices and then lease term for a portion of such space. - Incorporated herein by reference to Exhibit 10.8 to Registration Statement #333-13741.

   10.9 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated as of December 15, 1995 for the St. David's branch. - Incorporated herein by reference to Exhibit 10.9 to Registration Statement #333-13741.

   10.10 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated as of December 15, 1995 for branch in Bryn Mawr Square. - Incorporated herein by reference to Exhibit 10.10 to Registration Statement #333-13741.

   10.11 Lease Agreement between Monument Road Associates and First Sterling Bank dated April 14, 1994 for Bala Cynwyd branch. - Incorporated herein by reference to Exhibit 10.11 to Registration Statement #333-13741.

   10.12 Lease Agreement between Silvio F. and Elizabeth O. D'Ignazio and First Sterling Bank dated as of July 3, 1996 for Media branch. - Incorporated herein by reference to Exhibit 10.12 to Registration Statement #333-13741.

   10.13  Executive Benefit Plan for Erwin T. Straw

   10.14  Incentive Stock Option Plan

 Exhibit
   No.                            Description
 -------                          -----------
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

   10.17 Prime Bancorp, Inc. Retirement Savings Plan as amended and restated effective January 1, 1998.

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

 Exhibit
   No.                            Description
 -------                          -----------
   10.27 Lease Agreement, between Prime Bank and Cameron C. Troilo and Olga Jean Troilo dated June 26, 1995. Incorporated by reference to Exhibit 10.16 to Prime's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 30, 1996.

   10.28 Report on Form 11-K, Prime Bancorp, Inc. Retirement Savings Plan for the year ended December 31, 1997. (to be filed by amendment)

   13.1   Annual Report to Shareholders for the year ended December 31,
          1997.

   22.1   Subsidiaries

   23.1   Consent of Coopers & Lybrand, L.L.P.

   23.2   Consent of KPMG Peat Marwick LLP

   27     Financial Data Schedule

   (b)    Reports on Form 8-K
             None

                               PRIME BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           PRIME BANCORP, INC.


                                           /s/ James J. Lynch
                                           -------------------------------------
                                           James J. Lynch, President and
                                           Chief Executive Officer

Date: March 28, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                            Date
        ---------                    -----                            ----


/s/ Frederick G. Betz               Director                      March 28, 1998
----------------------------
Frederick G. Betz




/s/ William J. Cunningham           Director                      March 28, 1998
----------------------------
William J. Cunningham




/s/ Joseph A. Fluehr, III           Director                      March 28, 1998
----------------------------
Joseph A. Fluehr, III




/s/ Robert A. Fox                   Director                      March 28, 1998
----------------------------
Robert A. Fox




/s/ Arthur J. Kania                 Director                      March 28, 1998
----------------------------
Arthur J. Kania

       Signature                            Title                     Date
       ---------                            -----                     ----

 /s/ James E. Kelly                 Executive Vice President      March 28, 1998
----------------------------        and Chief Financial Officer
James E. Kelly.




/s/ Ernest Larenz                   Director                      March 28, 1998
----------------------------
Ernest Larenz




/s/ James J. Lynch                  Director, President and Chief March 28, 1998
----------------------------        Executive Officer (Principal
James J. Lynch                      Executive Officer)




/s/ Joseph G. Markmann              Director                      March 28, 1998
----------------------------
Joseph G. Markmann




/s/ Roy T. Peraino                  Director                      March 28, 1998
----------------------------
Roy T. Peraino




/s/ David H. Platt                  Director                      March 28, 1998
----------------------------
David H. Platt




/s/ Arthur L. Powell                Director                      March 28, 1998
----------------------------
Arthur L. Powell




/s/ Frank H. Reeves                 Senior Vice President         March 28, 1998
----------------------------        Chief Accounting Officer
Frank H. Reeves




/s/ Erwin T. Straw                  Chairman                      March 28, 1998
----------------------------
Erwin T. Straw