Form 10-Q
period 1998-03-31
PRIME BANCORP INC /PA
filed 1998-05-14
CIK 823550

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

For the Quarter Ended:
March 31, 1998                               Commission File Number: 0-17286

                            PRIME BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Pennsylvania                               23-2860688
-------------------------------               --------------------
(State of other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

        7111 Valley Green Road, Fort Washington, Pennsylvania 19034
        -----------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

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

                      Yes     X          No

      The number of shares outstanding of the Registrant's common stock as of May 13, 1998:

                          Common Stock -- 5,468,441

                                   PRIME BANCORP, INC.


                                          INDEX


Part I      Financial Information

      Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial                         1
                  Condition:
                  March 31, 1998 (Unaudited) and
                  December 31, 1997

            Consolidated Statements of Income,                           2
                  Three Months Ended:
                  March 31, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Cash Flows,                     3 - 4
                  Three Months Ended:
                  March 31, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Shareholders'                     5
              Equity and Comprehensive Income,
                  Three Months Ended:
                  March 31, 1998 and 1997
                  (Unaudited)

            Notes to Consolidated Financial Statements                 6 - 7

      Item 2.     Management's Discussion and Analysis of              8 - 15
                  Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures               16
                  About Market Risk

Part II     Other Information                                            17

Signature                                                                18

                                    PRIME BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Dollars in thousands)

                                               March 31,      December 31,
                                                  1998            1997
--------------------------------------------------------------------------
                                              (Unaudited)
Assets
Cash and due from banks...................... $   30,832      $   23,068
Interest-bearing deposits....................     35,028          18,161
                                              ----------      ----------
   Cash and cash equivalents.................     65,860          41,229
                                              ----------      ----------

Investment securities held to maturity (fair
   value of $112,232 and $118,850)...........    111,325         117,988
Investment securities available for sale
   at fair value.............................    176,343         115,728

Loans receivable.............................    639,380         639,333
  Allowance for loan losses..................     (8,869)         (8,485)
                                              ----------      ----------
     Loans receivable, net...................    630,511         630,848
                                              ----------      ----------

Loans held for sale .........................      6,637           3,229
Accrued interest receivable..................      7,319           7,429
Real estate owned............................        568             957
Land acquired for development and resale.....      5,134           5,925
Property and equipment.......................      9,783          10,023
Other assets.................................     13,192          20,069
                                              ----------      ----------
      Total assets........................... $1,026,672      $  953,425
                                              ----------      ----------
                                              ----------      ----------
Liabilities and Shareholders' Equity
Liabilities:
   Deposits.................................. $  717,486      $  694,444
   Repurchase agreements.....................     80,604          91,486
   Borrowings from Federal Home Loan Bank of
     Pittsburgh..............................    139,527          79,550
   Advance payments by borrowers for taxes
     and insurance...........................      1,171           1,716
   Other liabilities.........................      5,903           6,365
                                              ----------      ----------
      Total liabilities......................    944,691         873,561
                                              ----------      ----------

Shareholders' equity:
   Serial preferred, $1 par value; 2,000,000
      shares authorized and unissued..........      --              --
   Common stock, $1 par value; 13,000,000
      shares authorized; 5,467,266 and
      5,444,266 shares issued and outstanding
     in 1998 and 1997........................      5,467           5,444
   Additional paid-in capital................     39,473          39,096
   Retained earnings.........................     37,509          35,884
   Accumulated other comprehensive income,
     net of taxes............................       (468)           (560)
                                              ----------      ----------
   Total shareholders' equity................     81,981          79,864
                                              ----------      ----------
   Total liabilities and shareholders' equity $1,026,672      $  953,425
                                              ----------      ----------
                                              ----------      ----------

See accompanying notes to consolidated financial statements.

                                   PRIME BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                 (Dollars in thousands)

                                              Three Months Ended March 31,
--------------------------------------------------------------------------
                                                  1998           1997
--------------------------------------------------------------------------
                                                       (Unaudited)
Interest income:
      Loans receivable, net...................  $  14,151      $  13,259
      Investment securities...................      3,964          3,801
      Interest-bearing deposits...............        243             70
                                                ---------      ---------
           Total interest income..............     18,358         17,130
                                                ---------      ---------

Interest expense:
      Deposits................................      6,133          6,982
      Short-term borrowings...................      1,343          1,196
      Long-term borrowings....................      1,085            234
                                                ---------      ---------
           Total interest expense.............      8,561          8,412
                                                ---------      ---------
           Net interest income................      9,797          8,718
                                                ---------      ---------
Provision for loan losses.....................        570            845
                                                ---------      ---------
      Net interest income after provision
         for loan losses......................      9,227          7,873
                                                ---------      ---------

Non-interest income:
      Fees and service charges................        621            478
      Gain on sale of:
        Securitization and sale of mortgages..         --            518
        Real estate owned.....................         --             17
      Mortgage banking income.................        302             33
      Other...................................        252            195
                                                ---------      ---------
           Total non-interest income..........      1,175          1,241
                                                ---------      ---------

Non-interest expenses:
      Salaries and employee benefits..........      3,273          2,906
      Occupancy and equipment.................      1,456          1,267
      Federal insurance premiums..............         85             80
      Other...................................      1,570          1,313
                                                ---------      ---------
           Total non-interest expenses........      6,384          5,566
                                                ---------      ---------

      Income before income taxes..............      4,018          3,548
      Income taxes............................      1,354          1,233
                                                ---------      ---------
           Net Income.........................  $   2,664      $   2,315
                                                ---------      ---------
                                                ---------      ---------

Earnings per share:
  Basic......................................  $     .49       $     .43
  Diluted....................................        .48             .43

Weighted average number of shares outstanding
  Basic......................................  5,448,386       5,331,719
  Diluted....................................  5,603,026       5,434,138

Dividends declared per share.................  $     .19       $     .17
                                               ---------       ---------
                                               ---------       ---------


See accompanying notes to consolidated financial statements.

                                   PRIME BANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)

                                              Three Months Ended March 31,
--------------------------------------------------------------------------
                                                  1998            1997
--------------------------------------------------------------------------
                                                       (Unaudited)
Cash flows from operating activities:
  Net Income.................................  $   2,664       $   2,315
    Adjustments to reconcile net income
      to net cash from operating
      activities:
         Depreciation.........................       818             613
         (Gain) loss on sale of:
           Loans held for sale................      (205)             (7)
           Securitization and sale of
             mortgages........................        --            (518)
           Real estate owned..................        --             (17)
         Provision for loan losses............       570             845
         Decrease in accrued interest
          receivable ........................        110              69
         Decrease in other assets............      7,006           4,551
         Increase (decrease) in other
           liabilities.......................       (467)          1,351
                                               ---------       ---------
          Net cash provided from operating
               activities....................     10,496           9,202
                                               ---------       ---------

Cash flows from investing activities:
  Investment securities available for sale:
    Purchases................................    (74,889)        (14,698)
    Maturities...............................     14,317           6,433
    Sales....................................         --          21,894
  Investment securities:
    Purchases................................     (9,083)        (13,875)
    Maturities...............................     15,746           5,897
  Loans receivable:
    Originations, net of repayments..........       (245)         (3,237)
  Loans held for sale:
    Originations, net of repayments..........    (14,650)         (1,850)
    Sales....................................     11,447           1,541
  Proceeds from sale of land acquired for
    development and resale...................      1,126           1,160
  Increase in land acquired for development
    and resale...............................       (335)           (320)
  Purchase of property and equipment.........       (459)           (600)
  (Increase) decrease in real estate owned...       (178)           (123)
  Proceeds from sale of real estate owned....        579              84
                                               ---------       ---------
  Net cash provided from (used in) investing
      activities.............................    (56,624)          2,306
                                               ---------       ---------





See accompanying notes to consolidated financial statements.

                                   PRIME BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (Dollars in thousands)

                                               Three Months Ended March 31,
---------------------------------------------------------------------------
                                                  1998            1997
---------------------------------------------------------------------------
                                                        (Unaudited)
Cash flows from financing activities:
  Net increase (decrease) in deposits........     23,042         (14,060)
  (Increase) decrease in repurchase
    agreements...............................    (10,882)          7,177
  Borrowings from the Federal Home Loan Bank
     of Pittsburgh...........................     81,200         189,200
  Repayments of borrowings from the Federal
    Home Loan Bank of Pittsburgh ............    (21,223)       (188,224)
  Decrease in advance payments by borrowers
    for taxes and insurance..................       (545)           (602)
  Net proceeds from issuance of common stock.        201             472
  Cash dividends paid........................     (1,034)           (915)
                                               ---------       ---------
      Net cash provided from (used in)
       financing activities..................     70,759          (6,952)
                                               ---------       ---------

      Net change in cash and cash equivalents     24,631           4,556

Cash and cash equivalents:
   Beginning of period......................      41,229          32,464
                                               ---------       ---------
   End of period............................   $  65,860       $  37,020
                                               ---------       ---------
                                               ---------       ---------

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest.............................   $   8,484       $   6,344
       Income taxes.........................          52               4
                                               ---------       ---------
                                               ---------       ---------

     Non-cash investing activity consisting of:
       Securitization of residential loans..   $   --          $  15,709
                                               ---------       ---------
                                               ---------       ---------
       Transfer of loans to real estate owned  $      12       $   1,310
                                               ---------       ---------
                                               ---------       ---------
       Tax benefit associated with the
         exercise of stock options..........   $     199       $     465
                                               ---------       ---------
                                               ---------       ---------














See accompanying notes to consolidated financial statements.

                                   PRIME BANCORP, INC.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             AND OTHER COMPREHENSIVE INCOME
                                 (Dollars in thousands)

                                        Three Months Ended March 31,
--------------------------------------------------------------------------
                                          1998                 1997
--------------------------------------------------------------------------
                                                  (Unaudited)
Common stock:
   Beginning of period            $  5,444              $  5,291
   Stock options exercised              23                    88
                                  --------              --------
   End of period                     5,467                 5,379
                                  --------              --------

Additional paid in capital:
   Beginning of period              39,096                37,390
   Stock options exercised             178                   384
   Tax benefit associated with
    exercise of stock options          199                   465
                                  --------              --------
   End of period                    39,473                38,239
                                  --------              --------

Retained earnings:
   Beginning of period              35,884                29,156
   Net income                        2,664   $ 2,664       2,315   $ 2,315
                                             -------               -------
   Dividends declared               (1,039)                 (915)
                                  --------              --------
   End of period                    37,509                30,556
                                  --------              --------

Accumulated comprehensive income:
   Beginning of period                (560)               (1,321)
   Unrealized holding gains
    (losses) on securities arising
    during the period, net of
    income taxes                                  92                  (74)
                                             -------              -------
   Other comprehensive income           92        92         (74)     (74)
                                             -------              -------
   Comprehensive income                      $ 2,756              $ 2,241
                                             -------              -------
                                   -------               -------
   End of period                      (468)               (1,395)
                                   -------               -------
Total shareholders' equity         $81,981               $72,779
                                   -------               -------
                                   -------               -------




















See accompanying notes to consolidated financial statements.

                             PRIME BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management of Prime Bancorp, Inc. necessary to present fairly the statement of results for the interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Business

      Prime Bancorp, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Pennsylvania in 1996. The Company's principal subsidiary is Prime Bank, a commercial bank (the "Bank") whose principal business consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments.

      The Company's corporate headquarters is in Fort Washington, Pennsylvania. Its operations center is in northeast Philadelphia, Pennsylvania. The Company's bank subsidiary has eight full service branch offices in Philadelphia, five in Bucks County, Pennsylvania, eight in Montgomery County, Pennsylvania, two in Delaware County, Pennsylvania, and one in Chester County, Pennsylvania.

     The Company follows a corporate strategy which focuses on providing individuals, business, and communities with high quality banking services. Banking services include lending money, gathering money and other complimentary fee generating services. The Company's loan products include commercial, commercial real estate and consumer loans and residential mortgages. Deposits and funding are gathered along five major lines which are checking, savings, retail CDs, jumbo CDs and commercial cash management.

Earnings Per Share

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, Earnings Per Share. SFAS 128, which supersedes APB Opinion No. 15 ("APB 15"), Earnings Per Share, specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. It replaces the presentation of primary EPS with basic EPS which, unlike primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company adopted SFAS 128 on December 31, 1997 and, accordingly, all prior EPS data presented has been restated.

                             PRIME BANCORP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table shows the computation of shares outstanding for calculating earnings per share for the three months ended March 31, 1998 and 1997:

                                       Three Months Ended March 31,
--------------------------------------------------------------------
                                             1998         1997
--------------------------------------------------------------------
Basic
  Numerator
    Net income available to
      common shareholders                  $ 2,664      $ 2,315
  Demoninator
    Weighted average shares
      outstanding                        5,448,386    5,331,719
-------------------------------------------------------------------
Basic EPS                                  $   .49      $   .43
-------------------------------------------------------------------
-------------------------------------------------------------------

Diluted
  Numerator
    Net income available to
      common shareholders                  $ 2,664      $ 2,315
  Demoninator
    Weighted average shares
      outstanding                        5,448,386    5,331,719
    Dilutive stock options                 154,640      102,419
-------------------------------------------------------------------
                                         5,603,026    5,434,138
-------------------------------------------------------------------
Diluted EPS                                $   .48      $   .43
-------------------------------------------------------------------
-------------------------------------------------------------------

Comprehensive Income

     In June 1997, FASB issued SFAS 130, Reporting Comprehensive Income. This statement is effective for fiscal years beginning after December 15, 1997. SFAS establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The Company adopted this statement in the first quarter of 1998 and has presented the required information abount comprehensive income in the consolidated statements of shareholders' equity and other comprehensive income. The only component of other comprehensive income is the SFAS 115 adjustment.

Accounting Standards

     The FASB has issued SFAS 132, Employers' Disclosure About Pensions and Other Post Retirement Benefits. SFAS 132 standardizes disclosure about pensions and other post retirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 132 will not have a material impact on the Company's financial statements.

Subsequent Events

     On May 14, 1998, the Company announced a two-for-one (2 for 1) stock split payable June 19, 1998 for all shareholders of record on May 29, 1998. The stock split is being effected in the form of a tax-free dividend.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Assets of the company increased 7.68% or $73.2 million to $1.0 billion at March 31, 1998 from $953.4 million at December 31, 1997. This increase is primarily attributable to an increase in investment securities available for sale of $60.6 million and an increase of $24.6 million in cash and cash equivalents. This is partially offset by decreases in investment securities and other assets.

      The Company's liabilities increased by 8.14% or $71.1 million, to $944.7 million at March 31, 1998 from $873.6 million at December 31, 1997. This increase was primarily due to an increase in borrowings from the Federal Home Bank of Pittsburgh of $60.0 million and an increase of $23.0 million in deposits which is partially offset by decreases in repurchase agreements and other liabilities.

Liquidity and Capital Resources

      Liquidity is a measure of the ability to fund customers' needs for borrowings and deposit withdrawals. The Company's principal sources of funds are deposits, repayments on loans, proceeds from the sale of loans, funds from operations, advances from the FHLB of Pittsburgh and repurchase agreements.

      Cash flows from operating activities provided $10.5 million and $9.2 million for the three months ended March 31, 1998 and 1997, respectively. The increase is primarily due to a decrease in other assets of $7.0 million in 1998 compared to $4.6 million in 1997 which is partially offset by decreases in other liabilities and provision for loan losses.

      Cash flows used in investing activities were $56.6 million for the three months ended March 31, 1998 compared to cash provided from investing activities of $2.3 million for the same period in 1997. This change was primarily attributable to an increase in investment security purchases of $84.0 million in 1998 from $28.6 million in 1997 and a decrease in security sales of $21.9 million in 1998 offset by an increase in investment maturities of $17.7 million.

      Cash flows provided by financing activities were $70.8 million for the three months ended March 31, 1998 compared to cash used in financing activities of $7.0 million for the same period in 1997. This change is primarily attributable to an increase of $60.0 million in net borrowings from the Federal Home Loan Bank of Pittsburgh in 1998 compared to an increase of $976 thousand in 1997. Deposits in 1998 increased $23.0 million compared to a decrease of $14.1 million for the same period in 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Capital

      The Board of Governors of the Federal Reserve System (the "FRB") has adopted risk-based capital and leverage ratio requirements for bank holding companies such as the Company and banks such as the Bank which are members of the Federal Reserve System. At March 31, 1998, the Bank met each of its capital requirements. The table below sets forth the minimum capital ratios applicable to the Bank, together with the actual dollar amounts and percentages of capital for the Bank in each category at March 31, 1998:

                                     For
                                   Capital         To Be Well
                                   Adequacy     Capitalized Under
                     Actual        Purposes:    Action Provisions:
                --------------  --------------  ------------------
                Amount   Ratio  Amount   Ratio    Amount   Ratio
                --------------  --------------  ------------------

Total Capital
  (to risk
  weighted
  assets)      $76,144  11.31%  $53,848  8.00%    $67,310 10.00%
Tier I Capital
  (to risk
  weighted
  assets)       67,725  10.06%   26,924  4.00%     40,386  6.00%
Tier I Captial
  (to average
  assets)       67,725   7.27%   37,276  4.00%     46,595  5.00%


Net Income

      The Company reported consolidated net income of $2.7 million for the three months ended March 31, 1998. This represents an increase of 15.08% or $349 thousand when compared to the same period in 1997. This increase was primarily attributable to an increase in net interest income of $1.1 million and a reduction in the loan loss provision of $275 thousand which was offset by an increase in non-interest expenses of $818 thousand and an increase in income taxes of $121 thousand.

      On a diluted per share basis net income increased to $.48 from $.43 for the three months ended March 31, 1998 compared to the same period in 1997. The Company's return on average assets was 1.12% and 1.02% for the three months ended March 31, 1998 and 1997, respectively. The Company's return on average equity for the three months ended March 31, 1998 and 1997 was 13.40% and 12.95%.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

      The major component of the Company's earnings is net interest income. Net interest income is the difference between interest income earned on loans and other interest-earning assets and interest expense paid on deposits and borrowings. Net interest income was $9.8 million for the three months ended March 31, 1998. This represents a 12.4% increase when compared to net interest income of $8.7 million for the same period in 1997. This is the result of improved margins resulting from loan growth in higher yielding commercial and commercial real estate loans.

      The net interest margin increased to 4.41% from 4.15% for the three months ended March 31, 1998 and 1997. The increase is primarily the result of a change in the loan mix and reduced deposit costs.

      The table below illustrates the changes in the net interest rate margin and interest rate spread for the three months ended
March 31, 1998 and 1997.


Three Months Ended March 31, 1998
                                       Average    Interest
                                       Balance    Inc/Exp  Yield
----------------------------------------------------------------
Interest earning assets:
Commercial & commercial real estate   $353,873  $  8,188   9.38%
Consumer                               107,883     2,527   9.50%
Residential mortgages                  180,204     3,436   7.63%
----------------------------------------------------------------
Total loans                            641,960    14,151   8.94%
Investments                            265,017     4,282   6.55%
----------------------------------------------------------------
Total Earning assets                   906,977    18,433   8.24%
Allowance for loan loss                 (8,624)      -     -
Non-earning assets                      64,727       -     -
----------------------------------------------------------------
Total assets                          $963,080  $ 18,433
----------------------------------------------------------------
----------------------------------------------------------------

Interest-bearing liabilities:
Demand                                $149,136  $     62   0.17%
Savings                                194,086     1,406   2.94%
Retail C/D's                           298,863     3,949   5.36%
Jumbo C/D's                             53,112       716   5.47%
----------------------------------------------------------------
Total deposits                         695,197     6,133   3.58%
Borrowings                             182,415     2,428   5.40%
----------------------------------------------------------------
Total interest-bearing
  liabilities                          877,612     8,561   3.96%
Other liabilities                        4,823       -       -
Shareholders' equity                    80,645       -       -
----------------------------------------------------------------
Total liabilities & shareholder's
  equity                              $963,080  $  8,561
----------------------------------------------------------------
----------------------------------------------------------------
Net interest income/interest
  rate spread                                      9,872   4.28%
----------------------------------------------------------------
----------------------------------------------------------------
Net interest earning
  assets/net yield                      29,365             4.41%
----------------------------------------------------------------
----------------------------------------------------------------
Interest earning assets to interest-
 bearing liabilities                      103%
----------------------------------------------------------------
----------------------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued


Three Months Ended March 31, 1997

                                       Average    Interest
                                       Balance    Inc/Exp  Yield
----------------------------------------------------------------
Interest earning assets:
Commercial & commercial real estate   $291,666  $  6,668   9.27%
Consumer                               103,634     2,334   9.13%
Residential mortgages                  223,126     4,257   7.63%
----------------------------------------------------------------
Total loans                            618,426    13,259   8.70%
Investments                            240,467     3,945   6.65%
----------------------------------------------------------------
Total Earning assets                   858,893    17,204   8.12%
Allowance for loan loss                 (7,666)      -     -
Non-earning assets                      65,918       -     -
----------------------------------------------------------------
Total assets                          $917,145  $ 17,204
----------------------------------------------------------------
----------------------------------------------------------------

Interest-bearing liabilities:
Demand                                $123,586  $     66   0.22%
Savings                                194,788     1,476   3.07%
Retail C/D's                           350,178     4,687   5.43%
Jumbo C/D's                             56,044       752   5.44%
----------------------------------------------------------------
Total deposits                         724,596     6,981   3.91%
Borrowings                             112,641     1,430   5.15%
----------------------------------------------------------------
Total interest-bearing
  liabilities                          837,237     8,411   4.07%
Other liabilities                        7,415       -       -
Shareholders' equity                    72,493       -       -
----------------------------------------------------------------
Total liabilities & shareholder's
  equity                              $917,145  $  8,411
----------------------------------------------------------------
----------------------------------------------------------------
Interest income/interest
  rate spread                                      8,793   4.05%
----------------------------------------------------------------
----------------------------------------------------------------
Net interest earning
  assets/net yield                      21,656             4.15%
----------------------------------------------------------------
----------------------------------------------------------------
Interest earning assets to interest-
 bearing liabilities                      103%
----------------------------------------------------------------
----------------------------------------------------------------

Provisions for Loan Losses

      The provision for loan losses was $570 thousand for the three months ended March 31, 1998 compared to $845 thousand for the same period in 1997. The allowance for loan losses was $8.9 million and $8.5 million at March 31, 1998 and December 31, 1997, respectively. The Company had charge-offs of $307 thousand for the three months ended March 31, 1998, compared to $293 thousand for the respective period in 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions for Loan Losses - Continued

     The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb estimated potential losses. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate the appropriate level of allowance for loan losses. This methodology includes an evaluation of loss potential from individual problem credits, as well as anticipated specific and general economic factors that may adversely affect collectibility.

     Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio. This evaluation is inherently subjective as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on the loan portfolio, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change. Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended, impaired loans, consisting of nonaccrual and restructured commercial and commercial real estate loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the present value of expected future cash flows or the fair value of the underlying collateral if principal repayment is expected to come from the sale or operation of such collateral.

      The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997 (Dollars in thousands):

                                           1998          1997
--------------------------------------------------------------
Balance at the beginning of period      $  8,485      $  7,206
Provision for loan losses                    570           845
Recoveries                                   121            77
Losses charged against allowance            (307)         (293)
                                        --------      --------
Balance at the end of period            $  8,869      $  7,835
                                        --------      --------
                                        --------      --------

Credit Risk

     Credit risk exists in financial instruments such as loans and leases, investments and off-balance sheet instruments including loan commitments, letters of credit and derivative instruments.
The object of credit risk management is to reduce the risk of loss if a party to a contract fails to perform according to the terms of a transaction. Essential to this process are thorough underwriting practices regarding new commitments, active monitoring of all portfolios and the early identification of potential problems and their prompt resolution.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Credit Risk - Continued

     The Company manages credit risk by maintaining a well-diversified credit portfolio and by adhering to its board approved credit policies. All loan approvals are made by at least two experienced banking officers. The level of officer approvals required is determined by the dollar amount and risk characteristics of the credit extension. The credit process also includes the review of approved and renewed loan relationships over $1.0 million by a committee of directors.

Asset Quality

      Non-performing assets, which include non-accruing loans and real estate owned, totaled $3.3 million at March 31, 1998 compared to $4.0 million at December 31, 1997.

      The following table sets forth non-performing assets as of March 31, 1998 and December 31, 1997 (Dollars in thousands):

                                      March 31,      December 31,
                                         1998            1997
-----------------------------------------------------------------
Non-accrual loans (1):
  Residential loans                   $  1,276        $  1,170
  Consumer loans                           383             380
  Commercial loans                       1,069           1,453
                                      --------        --------
    Total non-accrual loans              2,727           3,003
  Real estate owned                        568             957
                                      --------        --------
    Total non-performing assets       $  3,295        $  3,960
                                      --------        --------
                                      --------        --------
  Total non-performing loans to
    loans receivable                     0.43%           0.47%
                                      --------        --------
                                      --------        --------
  Total non-performing assets to
    total assets                         0.32%           0.42%
                                      --------        --------
                                      --------        --------
  Ratio of allowance for loan
    losses to non-performing loans     325.23%         282.55%
                                      --------        --------
                                      --------        --------


(1) Statistics do not include the impact of a condominium project, which was acquired in 1995 by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets and the ratio of non-performing assets to total assets would have been $8.5 million and 0.83% at March 31, 1998 and $9.9 million and 1.04% at December 31, 1997 if the condominium project was included in non-performing assets.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Income

      Non-interest income decreased by $66 thousand for the three months ended March 31, 1998 to $1.18 million from $1.24 million for the comparable period in 1997. This decrease was primarily attributable to a decrease of $518 thousand in securitized mortgages sold which is partially offset by an increase of $269 thousand in mortgage banking income and an increase of $143 thousand in fees and service charges.

Non-Interest Expense

      The primary component of non-interest expenses is salaries and employee benefits, which increased 12.6% for the three months ended March 31, 1998 to $3.3 million from $2.9 million in 1997. This increase is primarily attributable to the Company's expanded commercial banking activities.

      Occupancy and equipment expense increased 14.9% to $1.5 million for the three months ended March 31, 1998 from $1.3 million for the same period in 1997. The increase is primarily attributable to technological enhancements involving the upgrading of data processing and telecommunication systems and the addition of a new branch in November 1997.

      Other expenses increased to $1.6 million for the three months ended March 31, 1998 from $1.3 million for the same period in 1997. This increase is primarily attributable to increased printing and supply costs necessitated by the conversion to a commercial bank.


Dividend Policy

      The Board of Directors of the Company declared a cash dividend of $0.19 per share of common stock on March 13, 1998, payable May
1, 1998, to shareholders of record on April 3, 1998. It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's thirty-seventh consecutive quarterly cash dividend.

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

Dividend Policy - Continued

      Under Pennsylvania banking law, the Bank may declare and pay dividends only out of accumulated net earnings, and a dividend may not be declared or paid out of its surplus. Furthermore, under federal and state banking laws, an institution may be prevented from paying dividends under certain circumstances when it is not adequately capitalized.

          QUANTITATIVE AND QUALITATIVE DISCLOSERS ABOUT MARKET RISK

     The risk of loss from adverse interest rate changes is monitored by evaluating the impact, if any, on the Company's net interest income under a variety of rate assumptions. Management attempts to limit the projected negative impact of interest rate changes on its income. Consequently, if the Company's internal analysis would suggest that a reasonably possible rate projection would result in a significant loss of net interest income (generally about 5% or more), it would act to mitigate this potential future risk. The steps to mitigate possible interest rate risk include changing the mix of assets and their scheduled maturities. Among the assets most likely for these changes are investment securities available for sale and short-term money market investments. Changing the composition and maturity of certain liabilities is also an alternative management may consider as is the option of using derivative financial instruments to adjust a given sensitivity position.

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at March 31, 1998.

<CAPTION)

                       Expected Maturity/Principal Repayment at March 31,
---------------------------------------------------------------------------------
                   1999     2000     2001     2002     2003   Thereafter   Total
---------------------------------------------------------------------------------
Interest-sensitive assets:

Loans            $343,978 $ 79,590 $ 69,275 $ 59,578 $ 45,795  $ 47,801  $646,017
Investments        89,261   66,487   51,163   21,301   17,374    42,082   287,668
Interest-bearing
 deposits          35,028    --       --       --       --        --       35,028
---------------------------------------------------------------------------------
Total            $468,267 $146,077 $120,438 $ 80,879 $ 63,169  $ 89,883  $968,713
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Interest-sensitive liabilities:

Savings, NOW,
 and MMA         $159,761 $ 21,326 $ 21,326 $ 21,326 $ 21,326  $106,540  $351,605
Certificates
 of Deposit       263,300   49,586   29,993   12,288   10,321       393   365,881
Borrowings        128,131   30,000    --       --      62,000     --      220,131
---------------------------------------------------------------------------------
Total            $551,192 $100,912 $ 51,319 $ 33,614 $ 93,647  $106,933  $937,617
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

                                                       Average
                                                       Interest
                                         Total           Rate        Fair Value
-------------------------------------------------------------------------------
Assets
  Loans                                $646,017          8.75%        $650,628
  Investments                           287,668          6.41%         288,575
  Interest-bearing deposits              35,028          5.50%          35,028
-------------------------------------------------------------------------------
                                       $968,713          7.94%        $974,231
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Liabilities
  Savings, NOW, money market account   $351,605          1.75%        $351,605
  Certificates of deposits              365,881          5.56%         367,524
  Borrowings                            220,131          5.41%         219,966
-------------------------------------------------------------------------------
                                       $937,617          4.10%        $939,095
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


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

Item 4       Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Shareholders of Prime Bancorp, Inc. was held on April 22, 1998 for the purpose of electing four directors for the fiscal year 1998. The results of the voting with respect to each nominee for director were as follows:

1. Directors                        For       Withheld    Non-Vote
     a.  Joseph A. Fluehr, III   4,661,926      22,219       --
     b.  Ernest Larenz           4,661,926      22,219       --
     c.  Fred Blume              4,659,221      24,924       --
     d.  Michael B. Laign        4,659,221      24,924       --


Item 5                        Other Information

      Not applicable.

Item 6                Exhibits and Reports on Form 8-K

      a. Exhibits
              27          Financial Data Schedule

      b. Reports on Form 8-K
              None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





      Date: May 14, 1998                 /s/ James J. Lynch
                                         --------------------------------
                                             James J. Lynch
                                             President and Chief
                                               Executive Officer



     Date: May 14, 1998                  /s/ Frank H. Reeves
                                         -------------------------------
                                             Frank H. Reeves
                                             Senior Vice President and
                                               Chief Accounting Officer