Form 10-Q
period 1998-06-30
PRIME BANCORP INC /PA
filed 1998-08-14
CIK 823550

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

For the Quarter Ended:
June 30, 1998                                Commission File Number: 0-17286

                            PRIME BANCORP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Pennsylvania                               23-2860688
      -------------------------------                ------------------
      (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

        7111 Valley Green Road, Fort Washington, Pennsylvania 19034
        ------------------------------------------------------------
        (Address of principal executive offices)          (Zip Code)

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

                      Yes     X          No
                          ---------         ---------

      The number of shares outstanding of the Registrant's common stock as of June 30, 1998:

                         Common Stock -- 10,964,911

                              PRIME BANCORP, INC.


                                     INDEX


Part I      Financial Information

  Item 1.   Consolidated Financial Statements

            Financial Highlights                                      1

            Consolidated Statements of Financial                      2
                  Condition:
                  June 30, 1998 and 1997 (Unaudited)
                  and December 31, 1997

            Consolidated Statements of Income,                        3
                  Three Months Ended:
                  June 30, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Income,                        4
                  Six Months Ended:
                  June 30, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Cash Flows,                  5 - 6
                  Six Months Ended:
                  June 30, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Shareholders'                  7
                  Equity and Comprehensive Income,
                  Three Months Ended:
                  June 30, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Shareholders'                  8
                  Equity and Comprehensive Income,
                  Six Months Ended:
                  June 30, 1998 and 1997
                  (Unaudited)

            Notes to Consolidated Financial Statements              9 - 12

  Item 2.   Management's Discussion and Analysis of                13 - 21
              Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                       22


Part II      Other Information                                        23

Signatures                                                            24

                             FINANCIAL HIGHLIGHTS
                 (Dollars in thousands except per share data)
                                  (Unaudited)


                    Quarter Ended                      Six Months Ended
                   ---------------                     -----------------
                       June 30,                             June 30,
-----------------------------------------------------  -------------------------------------
Income Statement     1998    1997  $ Change  % Change    1998     1997   $ Change  % Change
Net Interest
  Income           $10,065  $9,035  $ 1,030     11.4%   $19,862  $17,753   $ 2,109    11.9%
Provision for
 Loan Losses           591     873    (282)    -32.3%     1,161    1,718     (557)   -32.4%
Non-Interest
 Income              1,681   1,394      287     20.6%     2,856    2,635       221     8.4%
Non-Interest
 Expenses            6,607   5,867      740     12.6%    12,991   11,434     1,557    13.6%
--------------------------------------------------------------------------------------------
Income Before
 Taxes               4,548   3,689      859     23.3%     8,566    7,236     1,330    18.4%
Income Taxes         1,594   1,173      421     35.9%     2,948    2,405       543    22.6%
--------------------------------------------------------------------------------------------
Net Income          $2,954  $2,516   $  438     17.4%    $5,618   $4,831      $787    16.3%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Earnings per share  $ 0.26  $ 0.23   $ 0.03     13.0%    $ 0.50   $ 0.44     $0.06    13.6%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
Dividends per share $0.095  $0.085   $0.010     11.8%    $ 0.19   $ 0.17     $0.02    11.8%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                     Quarter Ended                     Six Months Ended
                     -------------                     ----------------
                       June 30,                             June 30,
------------------------------------------------------ --------------------------------------
PERFORMANCE RATIOS    1998    1997  $ Change  % Change    1998     1997   $ Change  % Change
Return on Average
  Assets              1.16%   1.08%    0.08%     7.4%     1.14%    1.05%     0.09%     8.6%
Return on Average
  Equity             14.31%  13.65%    0.66%     4.8%    13.86%   13.31%     0.55%     4.1%
Net Interest
  Margin              4.24%   4.17%    0.07%     1.7%     4.32%    4.16%     0.16%     3.8%
Efficiency Ratio     56.12%  56.28%   -0.16%    -0.3%    57.12%   57.54%    -0.42%    -0.7%
------------------------------------------------------ -------------------------------------

                        Actual Balances       Average Balances         Average Balances
                           June 30,         Quarter Ended June 30, Six Months Ended June 30,
---------------------------------------------------------------------------------------------
BALANCE SHEET           1998      1997         1998      1997         1998         1997
---------------------------------------------------------------------------------------------
Total Assets        $1,047,287  $965,000   $1,019,935  $930,677     $991,508     $923,911
Loans Receivable       628,930   631,045      634,084   624,326      642,522      621,376
Investment Securities
  Available for Sale   213,137   114,708      220,192   121,899      185,560      121,132
Investment Securities
  Held to Maturity      85,744   131,698       96,690   130,952      105,389      125,527
Deposits               727,372   710,791      723,196   717,642      709,197      721,119
Total Borrowings       229,741   171,484      208,798   131,141      195,607      121,891
Shareholders' Equity    84,246    74,748       82,815    73,910       81,730       73,202
---------------------------------------------------------------------------------------------

                                       June 30,
                                  ------------------
ASSET QUALITY                       1998      1997
----------------------------------------------------
Non-Performing Assets to
 Total Assets                       0.27%     0.72%
Allowance for Loan Losses to
 Total Loans                        1.47%     1.37%
Allowance for Loan Losses to
 Non-Performing Loans             421.01%   186.65%
Allowance for Loan Losses to
 Non-Performing Assets            328.49%   124.44%
----------------------------------------------------

                              PRIME BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                  June 30,      December 31,
----------------------------------------------------------------------------
                                              1998       1997       1997
----------------------------------------------------------------------------
                                                (Unaudited)
Assets
Cash and due from banks...................$   32,804   $ 34,736   $ 23,068
Interest-bearing deposits.................    52,081     20,251     18,161
   Cash and cash equivalents..............    84,885     54,987     41,229

Investment securities (market value of
   $86,534, $132,057 and $118,848)........    85,744    131,698    117,988
Investment securities available for sale at
   market value...........................   213,137    114,708    115,728

Loans receivable..........................   628,930    631,045    639,333
  Allowance for loan losses...............    (9,237)    (8,629)    (8,485)
                                          ----------   --------   --------
  Loans receivable, net...................   619,693    622,416    630,848
                                          ----------   --------   --------

Loans held for sale ......................     5,985      1,403      3,229
Accrued interest receivable...............     8,375      7,447      7,429
Real estate owned.........................       618      2,293        957
Land acquired for development and resale..     3,532      7,053      5,925
Property and equipment, net...............     9,439     10,256     10,023
Other assets..............................    15,879     12,739     20,069
                                          ----------   --------   --------
      Total assets........................$1,047,287   $965,000   $953,425
                                          ----------   --------   --------
                                          ----------   --------   --------

Liabilities and Shareholders' Equity
Liabilities:
   Deposits...............................$  727,372   $710,791   $694,444
   Repurchase agreements..................    82,215     84,009     91,486
   Borrowings from Federal Home Loan Bank of
     Pittsburgh...........................   147,526     87,475     79,550
   Advance payments by borrowers for taxes
     and insurance........................     1,548      1,944      1,716
   Other liabilities......................     4,380      6,033      6,365
                                          ----------   --------   --------
      Total liabilities...................   963,041    890,252    873,561
                                          ----------   --------   --------

Commitments & contingencies
Shareholders' equity:
   Serial preferred, $1 par value; 2,000,000
      shares authorized and unissued.......     --         --         --
   Common stock, $1 par value; 13,000,000
      shares authorized; 10,964,911,
      10,790,476 and 10,888,532 shares issued
      and outstanding.....................    10,965     10,790     10,888
   Additional paid-in capital.............    34,298     32,948     33,652
   Retained earnings......................    39,422     32,156     35,884
   Accumulated other comprehensive income.      (439)    (1,146)      (560)
                                          ----------   --------   --------
      Total shareholders' equity..........    84,246     74,748     79,864
                                          ----------   --------   --------
      Total liabilities and shareholders'
         equity...........................$1,047,287   $965,000   $953,425
                                          ----------   --------   --------
                                          ----------   --------   --------

                              PRIME BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share data)

                                                Three Months Ended June 30,
-----------------------------------------------------------------------------
                                              1998       1997         1996
-----------------------------------------------------------------------------
                                                     (Unaudited)
Interest income:
   Loans receivable......................  $  14,276    $  13,526   $  12,193
   Investment securities.................      4,710        3,935       3,865
   Interest-bearing deposits.............        306          129         161
                                           ---------    ---------   ---------
      Total interest income..............     19,292       17,590      16,219
                                           ---------    ---------   ---------

Interest expense:
   Deposits..............................      6,435        6,718       6,505
   Short-term borrowings.................      1,506        1,767       1,246
   Long-term borrowings..................      1,286           70         327
                                           ---------    ---------   ---------
      Total interest expense.............      9,227        8,555       8,078
                                           ---------    ---------   ---------
      Net interest income................     10,065        9,035       8,141
                                           ---------    ---------   ---------
Provision for loan losses................        591          873         472
                                           ---------    ---------   ---------
   Net interest income after provision
      for loan losses....................      9,474        8,162       7,669
                                           ---------    ---------   ---------

Non-interest income:
   Fees and service charges..............        697          790         531
   Gain on sale of assets................        282           31          22
   Mortgage banking income...............        405          144          23
   Other.................................        297          429         273
                                           ---------    ---------   ---------
      Total non-interest income..........      1,681        1,394         849
                                           ---------    ---------   ---------

Non-interest expense:
   Salaries and employee benefits........      3,434        2,931       2,416
   Occupancy and equipment...............      1,394        1,395       1,247
   Federal insurance premiums............        102           90         252
   Other.................................      1,677        1,451       1,206
                                           ---------    ---------   ---------
      Total non-interest expenses........      6,607        5,867       5,121
                                           ---------    ---------   ---------

Income before income taxes...............      4,548        3,689       3,397
Income taxes.............................      1,594        1,173       1,191
                                           ---------    ---------   ---------
       Net Income........................  $   2,954    $   2,516   $   2,206
                                           ---------    ---------   ---------
                                           ---------    ---------   ---------

Earnings Per Share:
   Basic.................................  $    0.27    $    0.23    $   0.21
   Diluted...............................  $    0.26    $    0.23    $   0.20

Weighted average number of shares
 outstanding:
   Basic................................. 10,939,386   10,787,608  10,482,374
   Diluted............................... 11,296,390   10,989,594  10,805,350

Dividends declared per share.............  $   0.095    $   0.085    $  0.085
                                           ---------    ---------    --------
                                           ---------    ---------    --------

                              PRIME BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share data)

                                                Six Months Ended June 30,
----------------------------------------------------------------------------
                                              1998       1997         1996
----------------------------------------------------------------------------
                                                     (Unaudited)
Interest income:
   Loans receivable......................  $  28,427   $  26,785   $  23,529
   Investment securities.................      8,674       7,735       7,724
   Interest-bearing deposits.............        549         199         311
                                           ---------   ---------   ---------
      Total interest income..............     37,650      34,719      31,564
                                           ---------   ---------   ---------

Interest expense:
   Deposits..............................     12,568      13,699      13,178
   Short-term borrowings.................      2,849       2,963       2,021
   Long-term borrowings..................      2,371         304         730
                                           ---------   ---------   ---------
      Total interest expense.............     17,788      16,966      15,929
                                           ---------   ---------   ---------
      Net interest income................     19,862      17,753      15,635
                                           ---------   ---------   ---------
Provision for loan losses................      1,161       1,718         835
                                           ---------   ---------   ---------
   Net interest income after provision
      for loan losses....................     18,701      16,035      14,800
                                           ---------   ---------   ---------

Non-interest income:
   Fees and service charges..............      1,335       1,276       1,137
   Gain on sale of assets................        282          48         153
   Securitization and sale of mortgages..        --          517         --
   Mortgage banking income...............        688         168          49
   Other.................................        551         626         480
                                           ---------   ---------   ---------
     Total non-interest income...........      2,856       2,635       1,819
                                           ---------   ---------   ---------

Non-interest expenses:
   Salaries and employee benefits........      6,707       5,834       4,894
   Occupancy and equipment...............      2,850       2,758       2,416
   Federal insurance premiums............        186         170         498
   Other.................................      3,248       2,672       2,226
                                           ---------   ---------   ---------
     Total non-interest expenses.........     12,991      11,434      10,034
                                           ---------   ---------   ---------

Income before income taxes...............      8,566       7,236       6,585
Income taxes.............................      2,948       2,405       2,283
                                           ---------   ---------   ---------
     Net Income..........................  $   5,618   $   4,831   $   4,302
                                           ---------   ---------   ---------
                                           ---------   ---------   ---------

Earnings per share:
    Basic................................  $    0.51   $    0.45   $    0.41
    Diluted..............................       0.50        0.44        0.40

Weighted average number of shares
 outstanding:
    Basic................................ 10,918,197  10,771,842  10,477,269
    Diluted.............................. 11,243,822  10,954,676  10,811,728

Dividends declared per share.............  $    0.19   $    0.17   $    0.17
                                           ---------   ---------   ---------
                                           ---------   ---------   ---------

                              PRIME BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                Six Months Ended June 30,
-------------------------------------------------------------------------
                                                   1998           1997
-------------------------------------------------------------------------
                                                      (Unaudited)
Cash flows from operating activities:
  Net Income.................................   $   5,618      $   4,831
    Adjustments to reconcile net income
      to net cash from operating
      activities:
         Depreciation & amortization of
           intangibles.......................       1,191          1,236
         (Gain) loss on sale of:
           Loans........... .................        (872)           (35)
           Investment securities.............          26           (517)
           Land acquired for development and
             resale..........................           7            --
           Real estate owned ................         --             (44)
         Provision for loan losses...........       1,161          1,718
         Loans held for sale:
           Originations, net of repayments...     (28,861)        (9,559)
           Sales.............................      26,977          6,151
         Increase in accrued interest
             receivable .....................        (946)          (621)
         Decrease in other assets............       4,514          1,167
         Decrease in other liabilities.......      (1,992)        (2,498)
                                                ---------      ---------
Net cash provided from operating activities..       6,823          1,829
                                                ---------      ---------

Cash flows from investing activities:
  Investment securities
    Purchases................................      (9,757)       (29,648)
    Repayments...............................      42,001          8,716
  Investment securities available for sale:
    Purchases................................    (158,791)       (20,199)
    Repayments...............................      24,445          9,561
    Sales....................................      36,900         41,455
  Loans receivable:
    Originations, net of repayments..........     (11,120)       (25,336)
    Sales....................................      21,041            --
  Proceeds from sale of land acquired for
    development and resale...................       2,830          2,501
  Increase in land acquired for development
    and resale...............................        (444)          (696)
  Purchase of property and equipment.........        (428)        (1,018)
  (Increase) decrease real estate owned......        (167)            71
  Proceeds from sale of real estate owned....         579          1,401
                                                ---------      ---------
Net cash used in investing activities........     (52,911)       (13,192)
                                                ---------      ---------






See accompanying notes to consolidated financial statements.

                              PRIME BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (Dollars in thousands)

                                                Six Months Ended June 30,
-------------------------------------------------------------------------
                                                  1998             1997
-------------------------------------------------------------------------
                                                       (Unaudited)
Cash flows from financing activities:
  Net increase (decrease) in deposits........      32,928        (25,851)
  Borrowings from the Federal Home Loan Bank
     of Pittsburgh...........................      80,000        576,900
  Repayments of borrowings from the Federal
    Home Loan Bank of Pittsburgh ............     (12,024)      (546,023)
  Increase (decrease) in repurchase agreements     (9,271)        30,324
  Decrease in advance payments by borrowers
    for taxes and insurance..................        (168)          (160)
  Net proceeds from issuance of common stock.         352            528
  Cash dividends paid........................      (2,073)        (1,832)
                                                ---------      ---------
Net cash provided from financing activities..      89,744         33,886
                                                ---------      ---------

Net change in cash and cash equivalents......      43,656         22,523

Cash and cash equivalents at beginning of year     41,229         32,464
                                                ---------      ---------
Cash and cash equivalents at end of year.....   $  84,885      $  54,987
                                                ---------      ---------
                                                ---------      ---------

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest.............................    $  17,797      $  12,836
       Income taxes.........................        2,552          2,170
                                                ---------      ---------
                                                ---------      ---------

     Non-cash activity consist of:
       Securitization of residential loans..    $   --         $  17,798
       Transfer of mortgage sec to available
         for sale...........................    $   --         $  15,709
       Transfer of loans to real estate owned   $      73      $   2,386
       Tax benefit associated with the
          exercise of stock options.........    $     371      $     534
















See accompanying notes to consolidated financial statements.

                              PRIME BANCORP, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        AND OTHER COMPREHENSIVE INCOME
                            (Dollars in thousands)

                                        Three Months Ended June 30,
--------------------------------------------------------------------------
                                          1998                 1997
--------------------------------------------------------------------------
                                                  (Unaudited)
Common stock:
   Beginning of period            $ 10,934              $ 10,758
   Stock options                        31                    32
                                  --------              --------
   End of period                    10,965                10,790
                                  --------              --------

Additional paid in capital:
   Beginning of period              34,006                32,860
   Stock options                       120                    19
   Tax benefit associated with
    exercise of stock options          172                    69
                                  --------              --------
   End of period                    34,298                32,948
                                  --------              --------

Retained earnings:
   Beginning of period              37,509                30,556
   Net income                        2,954   $ 2,954       2,516  $ 2,516
                                             -------              -------
   Dividends declared               (1,041)                 (916)
                                  --------              --------
   End of period                    39,422                32,156
                                  --------              --------

Accumulated comprehensive income:
   Beginning of period                (468)               (1,395)
   Unrealized holding gains
    (losses) on securities arising
    during the period, net of
    income taxes                                  17                  264
   Less reclassification adjustment
    for gains (losses) included
    in net income                                 12                  (15)
                                             -------              -------
   Other comprehensive income           29        29         249      249
                                             -------              -------
   Comprehensive income                      $ 2,983              $ 2,765
                                  --------   -------    --------  -------
                                             -------              -------
   End of period                      (439)               (1,146)
                                  --------              --------
Total shareholders' equity        $ 84,246              $ 74,748
                                  --------              --------
                                  --------              --------















See accompanying notes to consolidated financial statements.

                              PRIME BANCORP, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        AND OTHER COMPREHENSIVE INCOME
                            (Dollars in thousands)

                                          Six Months Ended June 30,
----------------------------------------------------------------------
                                          1998                 1997
----------------------------------------------------------------------
                                                  (Unaudited)
Common stock:
   Beginning of period            $ 10,888              $ 10,582
   Stock options                        77                   208
                                  --------              --------
   End of period                    10,965                10,790
                                  --------              --------

Additional paid in capital:
   Beginning of period              33,652                32,099
   Stock options                       275                   316
   Tax benefit associated with
    exercise of stock options          371                   533
                                  --------              --------
   End of period                    34,298                32,948
                                  --------              --------

Retained earnings:
   Beginning of period              35,884                29,156
   Net income                        5,618  $ 5,618        4,831  $ 4,831
                                            -------               -------
   Dividends declared               (2,080)               (1,831)
                                  --------              --------
   End of period                    39,422                32,156
                                  --------              --------

Accumulated comprehensive income:
   Beginning of period                (560)               (1,321)
   Unrealized holding gains
    (losses) on securities arising
    during the period, net of
    income taxes                                109                   190
   Less reclassification adjustment
    for gains (losses) included in
    net income                                   12                   (15)
                                            -------               -------
   Other comprehensive income          121      121         175       175
                                            -------               -------
   Comprehensive income                     $ 5,739               $ 5,006
                                  --------  -------     --------  -------
                                            -------               -------
   End of period                      (439)               (1,146)
                                  --------              --------
Total shareholders' equity        $ 84,246              $ 74,748
                                  --------              --------
                                  --------              --------















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

Business

      Prime Bancorp, Inc. ("the Company") was incorporated under the laws of the Commonwealth of Pennsylvania in 1996. The Company's principal subsidiary is Prime Bank, a commercial bank (the "Bank") whose principal business consists of attracting deposits and negotiating borrowings, then converting those deposits and borrowings into various types of loans and investments.

      The Company's corporate headquarters is in Fort Washington, Pennsylvania. Its operations center is in northeast Philadelphia, Pennsylvania. The Company's bank subsidiary has eight full service branch offices in Philadelphia, five in Bucks County, Pennsylvania, eight in Montgomery County, Pennsylvania, two in Delaware County, Pennsylvania, and one in Chester County, Pennsylvania.

     The Company follows a corporate strategy which focuses on providing individuals, business, and communities with high quality banking services. Banking services include lending money, gathering money and other complimentary fee generating services. The Company's loan products include commercial, commercial real estate, construction, consumer loans and residential mortgages. Deposits and funding are gathered along five major lines which are checking, savings, retail CDs, jumbo CDs and commercial cash management.

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

                        PRIME BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table shows the computation of shares outstanding for calculating earnings per share for the three months and six months ended June 30, 1998 and 1997:

                                     Three Months Ended                 Six Months Ended
                                         June 30,                           June 30,
--------------------------------------------------------------------------------------------
                                   1998           1997             1998              1997
--------------------------------------------------------------------------------------------
Basic
  Numerator
    Net income available to
      common shareholders     $     2,954     $     2,516     $      5,618      $      4,831
  Demoninator
    Weighted average shares
      outstanding              10,939,386      10,787,608       10,918,197        10,771,842
--------------------------------------------------------------------------------------------
Basic EPS                     $      0.27     $      0.23     $       0.51      $       0.45
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

Diluted
  Numerator
    Net income available to
      common shareholders     $     2,954     $     2,516     $      5,618      $      4,831
Demoninator
    Weighted average shares
      outstanding              10,939,386      10,787,608       10,918,197        10,771,842
    Dilutive stock options        357,004         201,986          325,625           182,834
--------------------------------------------------------------------------------------------
                               11,296,390      10,989,594       11,243,822        10,954,676
--------------------------------------------------------------------------------------------
Diluted EPS                   $      0.26     $      0.23     $       0.50      $       0.44
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on net income, financial condition or equity.

                        PRIME BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Forward-Looking Statements

     This report contains certain forward looking statements, either expressed or implied, which are provided to assist the reader in making judgements about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.


Year 2000

     The approach of the year 2000 may present significant issues for financial, information, and operational systems. Many systems in use today may not be able to appropriately interpret dates after December 31, 1999, because they allow only two digits to indicate the year in a date. As a result, certain systems are unable to distinguish January 1, 2000 from January 1, 1900. This could threaten the integrity of information processing, causing safety, operational and financial issues.

    In 1997, the Company employed a consultant to assess certain major information technology ("IT") and non-IT systems in regard to the year 2000 issue. Only one system was evaluated at that time as being unable to accommodate the date change to a new century.
Plans to replace that system are well under way with a completion date expected late this year. In early 1998, the Company also formed an in-house task force of senior management. This task force expanded the scope of the outside consultant's study and identified the approximately seventy systems used by the Company that may be affected by the date change to January 1, 2000. Each system so identified has been assigned to a department manager to
(a) address the year 2000 issue with the vendor, (b) to develop an action plan which includes the testing, certification and implementation of hardware and software changes, if needed, and (c) the development of a contingency plan. The Year 2000 Committee provides direction to the department managers and monitors action plans from each area. The overall plan is to complete this process, including testing and implementation, in the first half of 1999. The most critical systems will likely be completed earlier. The testing of major systems is already underway.

                        PRIME BANCORP, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Year 2000 - Continued

      In addition to modifying existing systems, the Company is also replacing certain equipment and software to ensure year 2000 compliance. During the third quarter of 1998, management plans to replace the teller hardware and software system at a cost of approximately $1.0 million. While management is unable to be more precise at this time regarding the cost of year 2000 compliance, it is currently estimated that expenditures will exceed $2.0 million but are likely to be less than $3.0 million. Many of these expenditures will be capitalized and amortized over a number of years in compliance with GAAP and SEC rules on the Year 2000.
There should not be a material effect on any year's earnings and management does not anticipate establishing special reserves.

     Management currently expects the Company and its third party vendors to be Year 2000 compliant in all material respects before December 31, 1999. However, even with the best of preparation, it is possible for unanticipated problems to arise. While a variety of Year 2000 problems could occur, management has not identified any particular scenarios as being both material and a "worst case".

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Assets of the Company increased 9.8% or $93.9 million to $1.05 billion at June 30, 1998 from $953.4 million at December 31, 1997. This increase is primarily attributable to rising deposit levels
(up $33 million or 5%) and increased borrowings from the Federal Home Loan Bank (FHLB). This added funding financed a $37 million or 8% increase in commercial and consumer loans plus a $65 million increase in investment assets (net of a $47 million decline in residential mortgages). This net increase in investment assets is, in part, temporary as it results from re-investing maturing securities and mortgage prepayments in advance of the expected maturity dates and prepayments. These investments in advance of anticipated cash flows were funded by short term borrowings from the FHLB. The anticipated cash flows were subsequently realized. Consequently, about $30 million of the net increase in the level of investment assets will be eliminated in August when the borrowings from the FHLB will be paid and the debt will be retired. Management's strategy to borrow in order to finance investments that would employ cash flows not available until later in the year, was to reduce the risk that the period's in which these cash flows were realized would not yield returns as favorable as what was available at the time of the borrowings. This strategy proved successful.

      The mix of the Company's loan receivables continues to shift from residential mortgages to commercial and consumer assets as the following table illustrates. The decline in residential mortgages resulted from prepayments due to lower borrowing costs for consumers and from loan sales the Company consummated in May.
This sale of residential mortgages involved $21 million in principal and resulted in a gain of $315 thousand. Management believes the mortgages sold, which carried relatively high rates, were likely to be prepaid by consumers seeking lower rates. Consequently, the gain may well exceed the earnings the Company would have realized had it retained the assets until their eventual pre-payment dates.

Loan Portfolio

                         June 30,           December 31,         June 30,
                           1998                 1997               1997
---------------------------------------------------------------------------------
                     Balance   % Loans    Balance   % Loans    Balance   % Loans
---------------------------------------------------------------------------------
Commercial &
  Commercial R.E.   $ 382,280       61%   $ 350,996     55%    $ 322,551      51%
Consumer              111,412       18%     106,129     17%      103,699      17%
Residential           135,238       21%     182,208     28%      204,795      32%
---------------------------------------------------------------------------------
Total Loans         $ 628,930      100%   $ 639,333    100%    $ 631,045     100%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

      Liquidity for a financial institution is a measure of the institution's ability to fund customers' needs for borrowings and deposit withdrawals. The Company's policy has always been to maintain a strong liquidity position. The Company's principal sources of funds are deposits, principal repayments on loans, proceeds from the sale of loans, funds from operations, advances from the FHLB and other borrowed money.

      Cash flows from operating activities provided $6.8 million and $1.8 million for the six months ended June 30, 1998 and 1997, respectively. This increase is primarily due to a decrease in other assets of $4.5 million in 1998 compared to $1.2 million in 1997, which was partially offset by a decrease in other liabilities of $2.0 million in 1998 compared to $2.5 million in 1997 and a decrease in the provision for loan losses.

      Cash flows used in investing activities were $52.9 million for the six months ended June 30, 1998 compared to $13.2 million for the same period in 1997. This change was primarily attributable to an increase in the purchase of investment securities available for sale of $158.8 million in 1998 compared to $20.2 million in 1997, which was partially offset by increased investment repayments and loan sales.

      Cash flows provided from financing activities were $89.7 million for the six months ended June 30, 1998 compared to $33.9 million for the same period in 1998. This change is primarily attributable to an increase of $32.9 million in deposits compared to a decrease of $25.9 million for the same period in 1997. Net borrowings from the Federal Home Loan Bank of Pittsburgh increased by $68.0 million in 1998 compared to $30.9 million in 1997. These increases were partially offset by a decrease of $9.3 million in repurchase agreements in 1998 compared to an increase of $30.3 million in 1997.


Capital

      The Board of Governors of the Federal Reserve System (the "FRB") has adopted risk-based capital and leverage ratio requirements for bank holding companies and banks which are members of the Federal Reserve System. At June 30, 1998, the Bank met each of its capital requirements. The table below sets forth the minimum capital ratios applicable to the Bank, together with the actual dollar amounts and percentages of capital for the Bank in each category at June 30, 1998:

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital - Continued

                                     For          To Be Well
                                   Capital      Capitalized Under
                                   Adequacy     Prompt Corrective
                     Actual        Purposes:    Action Provisions:
                --------------  --------------  ------------------
                Amount   Ratio  Amount   Ratio    Amount   Ratio
                --------------  --------------  ------------------
                             (dollars in thousands)
Total Capital
  (to risk
  weighted
  assets)      $88,234  12.85%  $54,922  8.00%    $68,652  10.00%

Tier I Capital
  (to risk
  weighted
  assets)       79,644  11.60%   27,461  4.00%     41,191   6.00%

Tier I Capital
  (to average
  assets)       79,644   7.84%   40,617  4.00%     50,771   5.00%


Net Income

      The Company reported net income of $5.6 million and $3.0 million for the six month and three month periods ended June 30, 1998. This represents an increase of $787 thousand (16.3%) and $438 thousand (17.4%) when compared to the same periods in 1997. The six month increase was primarily attributable to an increase in net interest income of $2.1 million, a $504 thousand increase in non-interest income (excluding gains on the sale of assets), and a reduction in the loan loss provision of $557 thousand partly offset by less in gains on the sale of assets, down $283 thousand and an increase in non-interest expenses of $1.6 million plus the resulting increase in income taxes of $543 thousand. The three month increase was primarily attributable to an increase in net interest income of $1.0 million, a reduction in the loan loss provision of $282 thousand and an increase in non-interest income of $287 thousand partly offset by an increase of $740 thousand in non-interest expenses plus the resulting increase in income taxes of $421 thousand.

      On a diluted per share basis net income was $0.50 and $0.26 for the six months and three months ended June 30, 1998. The Company's return on average assets was 1.14% and 1.16% for the six months and three months ended June 30, 1998 compared to 1.05% and 1.08% for the same periods in 1997. The Company's return on average equity was 13.86% and 14.31% for the six months and three months ended June 30, 1998 compared to 13.31% and 13.65% for the same periods in 1997.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

      Net interest income was $19.9 million and $10.1 million for the six months and three months ended June 30, 1998. This represents a 11.9% and 11.4% increase when compared to net interest income of $17.8 million and $9.0 million for the same periods in 1997. This is primarily the result of loan growth in commercial and commercial real estate loans, offsetting declining levels of lower yielding residential mortgages.

      The net interest margin increased to 4.32% and 4.24% for the six months and three months ended June 30, 1998 from 4.16% and 4.17% for the same periods in 1997. The increase is primarily the result of the change in loan mix and reduced deposit costs.

      The table below illustrates the changes in the net interest rate margin and interest rate spread for the three months and six months ended June 30, 1998 and 1997.

         CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT
                          INCOME/EXPENSE AND RATES
                           (Dollars in thousands)

                                         Three Months Ended June 30, 1998
--------------------------------------------------------------------------------
                                   1998                       1997
--------------------------------------------------------------------------------
                           Average    Interest        Average    Interest
                           Balance    Inc/Exp  Yield  Balance    Inc/Exp  Yield
--------------------------------------------------------------------------------
Interest earning assets:
Commercial & commercial
  real estate              $375,754  $  8,725   9.31%  $308,668  $  7,213   9.37%
Consumer                    110,216     2,573   9.36%   104,229     2,347   9.03%
Residential mortgages       157,114     2,978   7.58%   211,429     3,966   7.50%
---------------------------------------------------------------------------------
Total loans                 643,084    14,276   8.90%   624,326    13,526   8.69%
---------------------------------------------------------------------------------

Investments                 316,882     5,091   6.44%   252,851     4,139   6.57%
Total Earning assets        959,966    19,367   8.09%   877,177    17,665   8.08%
Allowance for loan loss      (9,069)      --     --      (8,220)      --     --
Non-earning assets           69,038       --     --      61,720       --     --
---------------------------------------------------------------------------------
Total assets             $1,019,935  $ 19,367         $930,677   $ 17,665
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Interest-bearing liabilities:
Demand                     $159,517  $     61   0.15%  $130,236  $     72   0.22%
Savings                     203,569     1,535   3.02%   196,211     1,411   2.88%
Retail C/D's                304,046     4,078   5.38%   336,240     4,543   5.42%
Jumbo C/D's                  56,064       761   5.44%    54,955       692   5.05%
---------------------------------------------------------------------------------
Total deposits              723,196     6,435   3.57%   717,642     6,718   3.75%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Borrowings                  208,798     2,792   5.36%   131,141     1,837   5.62%
Total interest-bearing
  liabilities               931,994     9,227   3.97%   848,783     8,555   4.04%
Other liabilities             5,126       --      --      7,984       --      --
Shareholders' equity         82,815       --      --     73,910       --      --
---------------------------------------------------------------------------------
Total liabilities &
  shareholder's equity   $1,019,935  $  9,227          $930,677  $  8,555
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Net interest income/interest
  rate spread                        $ 10,140   4.12%            $  9,110   4.04%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Net interest earning
  assets/net yield       $   27,972             4.24%  $ 28,394             4.17%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Interest earning assets to interest-
 bearing liabilities           103%                        103%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued

         CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT
                          INCOME/EXPENSE AND RATES
                           (Dollars in thousands)

                                         Six Months Ended June 30, 1998
-------------------------------------------------------------------------------
                                   1998                       1997
                           Average    Interest        Average    Interest
                           Balance    Inc/Exp  Yield  Balance    Inc/Exp  Yield
-------------------------------------------------------------------------------
Interest earning assets:
Commercial & commercial
  real estate              $364,813  $ 16,913   9.35%  $300,167  $ 13,881   9.33%
Consumer                    109,050     5,100   9.43%   103,931     4,681   9.08%
Residential mortgages       168,659     6,414   7.61%   217,278     8,223   7.57%
----------------------------------------------------------------------------------
Total loans                 642,522    28,427   8.92%   621,376    26,785   8.69%
---------------------------------------------------------------------------------

Investments                 290,949     9,373   6.50%   246,659     8,084   6.61%
Total earning assets        933,471    37,800   8.17%   868,035    34,869   8.10%
Allowance for loan loss      (8,847)      --     --      (7,943)      --     --
Non-earning assets           66,884       --     --      63,819       --     --
---------------------------------------------------------------------------------
Total assets               $991,508  $ 37,800          $923,911  $ 34,869
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Interest-bearing liabilities:
Demand                     $154,327  $    123   0.16%  $126,911  $    138   0.22%
Savings                     198,827     2,941   2.98%   195,500     2,887   2.98%
Retail C/D's                301,455     8,027   5.37%   343,209     9,230   5.42%
Jumbo C/D's                  54,588     1,477   5.46%    55,499     1,444   5.25%
---------------------------------------------------------------------------------
Total deposits              709,197    12,568   3.57%   721,119    13,699   3.83%
---------------------------------------------------------------------------------

Borrowings                  195,607     5,220   5.38%   121,891     3,267   5.40%
Total interest-bearing
  liabilities               904,804    17,788   3.96%   843,010    16,966   4.06%
Other liabilities             4,974       --      --      7,699       --     --
Shareholders' equity         81,730       --      --     73,202       --     --
---------------------------------------------------------------------------------
Total liabilities &
 shareholder's  equity     $991,508  $ 17,788          $923,911  $ 16,966
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Net interest income/interest
  rate spread                        $ 20,012   4.21%            $ 17,903   4.04%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Net interest earning
  assets/net yield         $ 28,667             4.32%  $ 25,025             4.16%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
Interest earning assets to
  interest- bearing
  liabilities                  103%                        103%
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------


Provisions for Loan Losses

      The provision for loan losses was $1.2 million and $591 thousand for the six months and three months ended June 30, 1998 compared to $1.7 million and $873 thousand for the same period in 1997. The allowance for loan losses was $9.2 million and $8.5 million at June 30, 1998 and December 31, 1997, respectively. The Company had net charge-offs of $409 thousand for the six months ended June 30, 1998, compared to $295 thousand for the comparable period in 1997.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions for Loan Losses - Continued

     The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb estimated potential losses. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate the appropriate level of allowance for loan losses. This methodology includes, among other things, an evaluation of loss potential from individual problem credits, as well as anticipated specific and general economic factors that may adversely affect collectibility.

     Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio. This evaluation is inherently subjective as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on the loan portfolio, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change. Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended, impaired loans, consisting of non-accrual and restructured commercial and commercial real estate loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the present value of expected future cash flows or the fair value of the underlying collateral if principal repayment is expected to come from the sale or operation of such collateral.

      The following is a summary of the activity in the allowance for loan losses for the six months ended June 30, 1998 and 1997
(Dollars in thousands):

                                           1998                  1997
------------------------------------------------------------------------
Balance at the beginning of period      $  8,485              $  7,206
Provision for loan losses                  1,161                 1,718

Recoveries:
   Commercial & Commercial Real Estate        83                   370
   Consumer                                   60                    26
   Residential                                 2                     8
                                        --------              --------
Total                                        145                   404
                                        --------              --------

Losses charged against allowance:
   Commercial & Commercial Real Estate       (23)                 (289)
   Consumer                                 (510)                 (352)
   Residential                               (21)                  (58)
                                        --------              --------
Total                                       (554)                 (699)
                                        --------              --------
Balance at the end of period            $  9,237              $  8,629
                                        --------              --------
                                        --------              --------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Credit Risk - Continued

      The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts, by regular reviews by the loan review committees and by an internal risk rating system.

Asset Quality

      Non-performing assets, which include non-accruing loans and real estate owned, totaled $2.8 million at June 30, 1998 compared to $4.0 million at December 31, 1997.

      The following table sets forth non-performing assets as of June 30, 1998 and December 31, 1997 (Dollars in thousands):

                                       June 30,      December 31,
                                         1998            1997
-----------------------------------------------------------------
Non-accrual loans (1):
  Residential loans                   $    981        $  1,170
  Consumer loans                           453             380
  Commercial loans                         760           1,453
    Total non-accrual loans              2,194           3,003
  Real estate owned                        618             957
    Total non-performing assets       $  2,812        $  3,960
  Total non-performing loans to
    loans receivable                     0.35%           0.47%
  Total non-performing assets to
    total assets                         0.27%           0.42%
  Ratio of allowance for loan
    losses to non-performing loans     421.01%         282.55%

(1) Statistics do not include the impact of a condominium project, which was acquired in 1995 by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets and the ratio of non-performing assets to total assets would have been $6.3 million and 0.61% at June 30, 1998 and $9.9 million and 1.04% at December 31, 1997 if the condominium project was included in non-performing assets. The project was valued at $3.5 million on the Company's books at June 30, 1998, down from $5.9 million at December 31, 1997. The completion and sale of condominium units continues to reduce the carrying value of this asset.

Non-Interest Income

      For the three month period ended June 30, 1998, non-interest income was $287 thousand or 21% higher than in the same period of 1997.

      Deposit and other service fees were lower by $93 thousand or 12% due to loan service fees which in 1997 included a non-recurring item. In the absence of this non-recurring item, the current period would have reflected a 6.1% increase over 1997 levels.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Income - Continued

      The current period includes $282 thousand in net gains, largely resulting from the sale of residential mortgages. Such gains were $251 thousand higher than the $31 thousand reported in the prior year.

      Mortgage banking income, including profits from the origination and sale of residential mortgages, totaled $405 thousand in the current period, nearly three times the level of such income in the same period of 1997 when the Company's mortgage banking function was initially established.

      Other income was $132 thousand or 31% lower than in the second quarter of 1997 when an insurance recovery was recognized.

      For the six month period ended June 30, 1998, non-interest income was $221 thousand or 8% higher than in the same period of 1997. In addition to non-recurring loan service fees and insurance settlements included in the 1997 results and noted above, there were $565 thousand in gains on asset sales recorded in the first half of 1997. Such gains were $283 thousand higher than the comparable amounts recognized in 1998. Excluding the increase in gains on asset sales, the insurance settlement and the non-recurring loan service fees, 1998 non-interest income would have been $2.6 million or 49.8% higher than the comparable six month period of 1997.

Non-Interest Expense

      The primary component of other expenses is salaries and employee benefits, which increased 15.0% and 17.2% for the six months and three months ended June 30, 1998 to $6.7 million and $3.4 million in 1998 from $5.8 million and $2.9 million in 1997. This increase is primarily attributable to the Company's expanded commercial banking activities as well as increased staffing for the Company's technology and operations departments.

      Occupancy and equipment expense increased 3.3% to $2.9 million for the six months ended June 30, 1998 from $2.8 million for the same period in 1997. Occupancy and equipment expenses for the three months ended June 30, 1998 and 1997 remained unchanged. The increase is primarily attributable to technological enhancements involving the upgrading of data processing and telecommunication systems and the addition of a new branch in November 1997.

      Other expenses increased to $3.2 million and $1.7 million for the six months and the three months ended June 30, 1998 from $2.7 million and $1.5 million for the same periods in 1997. This increase is primarily attributable to increased printing and supply costs necessitated by the conversion to a commercial bank.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Dividend Policy

      The Board of Directors of the Company declared a cash dividend of .95 cents ($.095) per share of common stock on June 18, 1998, payable July 31, 1997, to shareholders of record on June 30, 1998.

      It is currently the Board's intention to continue to pay dividends on a quarterly basis. This is the Company's thirty eighth consecutive quarterly cash dividend.

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

Stock Split

     The Board of Directors of the Company, on May 14, 1998
declared a two-for one (2 for 1) stock split payable June 19, 1998 for shareholders of record on May 29, 1998. The stock split was effected in the form of a tax-free dividend.

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following table shows the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instruments' fair values at June 30, 1998.


                          Expected Maturity/Principal Repayment at June 30,
------------------------------------------------------------------------------------
                      1999     2000     2001     2002     2003   Thereafter   Total
------------------------------------------------------------------------------------
Interest-sensitive assets:

Loans               $358,616 $ 69,864 $ 62,106 $ 54,800 $ 44,807  $ 44,722  $634,915
Investments          121,575   72,240   40,348   16,682   13,227    34,809   298,881
Interest-bearing
 deposits             52,081    --       --       --       --        --       52,081
------------------------------------------------------------------------------------
Total               $532,272 $142,104 $102,454 $ 71,482 $ 58,034  $ 79,531  $985,877
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------


Interest-sensitive liabilities:

Savings, NOW,
 and MMA            $197,927 $ 21,637 $ 21,637 $ 21,637 $ 21,637  $ 89,848  $374,323
Certificates
 of Deposit          251,331   48,921   31,595   11,372    9,634       196   353,049
Borrowings           112,741     --       --     30,000   72,000    15,000   229,741
------------------------------------------------------------------------------------
Total               $561,999 $ 70,558 $ 53,232 $ 63,009 $103,271  $105,044  $957,113
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

                                                       Average
                                                       Interest
                                         Total           Rate        Fair Value
-------------------------------------------------------------------------------
Assets
  Loans                                $634,915          9.05%        $633,804
  Investments                           298,881          6.39%         300,244
  Interest-bearing deposits              52,081          5.50%          52,081
-------------------------------------------------------------------------------
                                       $985,877          8.06%        $986,129
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Liabilities
  Savings, NOW, money market account   $374,323          1.70%        $373,523
  Certificates of deposits              353,049          5.55%         354,947
  Borrowings                            229,741          5.31%         230,187
-------------------------------------------------------------------------------
                                       $957,113          3.99%        $958,657
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

Item 4       Submission of Matters to a Vote of Security Holders

     See the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 for a report on the Company's Annual
Shareholders' Meeting held April 17, 1998.


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


                                        Prime Bancorp, Inc.


     Date: August 14, 1998              /s/ James J. Lynch
                                        ----------------------------
                                        James J. Lynch
                                        President and Chief
                                          Executive Officer



     Date: August 14, 1998              /s/ Frank H. Reeves
                                        ----------------------------
                                        Frank H. Reeves
                                        Senior Vice President and
                                          Chief Accounting Officer