Form 10-Q
period 1998-09-30
PRIME BANCORP INC /PA
filed 1998-11-16
CIK 823550

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

For the Quarter Ended:
September 30, 1998                             Commission File Number: 0-17286

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

                              Yes     X          No

       The number of shares outstanding of the Registrant's common stock as of November 13, 1998:

                            Common Stock -- 10,984,538

                                 PRIME BANCORP, INC.


                                        INDEX


Part I      Financial Information

  Item 1.   Consolidated Financial Statements

            Financial Highlights                                      1

            Consolidated Statements of Financial                      2
                  Condition:
                  September 30, 1998 (Unaudited)
                  and December 31, 1997

            Consolidated Statements of Income,                        3
                  Three Months Ended:
                  September 30, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Income,                        4
                  Nine Months Ended:
                  September 30, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Cash Flows,                  5 - 6
                  Nine Months Ended:
                  September 30, 1998 and 1997
                  (Unaudited)

            Consolidated Statements of Shareholders'                  7
                  Equity and Comprehensive Income,
                  Nine Months Ended:
                  September 30, 1998 and 1997
                  (Unaudited)

            Notes to Consolidated Financial Statements              8 - 10

  Item 2.   Management's Discussion and Analysis of                11 - 21
              Financial Condition and Results of Operations

  Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                                       22


Part II     Other Information                                       23 - 24

Signatures                                                            25

                                     FINANCIAL HIGHLIGHTS *
                          (Dollars in thousands except per share data)
                                           (Unaudited)


                    Quarter Ended                      Nine Months Ended
                    September 30,                         September 30,
                    --------------                     -----------------
Income Statement     1998    1997  $ Change  % Change    1998     1997   $ Change  % Change
-------------------------------------------------------------------------------------------
Net Interest
  Income           $10,018  $9,590  $   428      4.5%   $29,880  $27,343  $2,537      9.3%
Provision for
 Loan Losses           431     856     (425)   -49.6%     1,592    2,574    (982)   -38.2%
Non-Interest
 Income              1,311   1,163      148     12.7%     4,167    3,798     369      9.7%
Non-Interest
 Expense             6,107   5,708      399      7.0%    19,098   17,142   1,956     11.4%
-------------------------------------------------------------------------------------------
Income Before
 Taxes               4,791   4,189      602     14.4%    13,357   11,425   1,932     16.9%
Income Taxes         1,635   1,419      216     15.2%     4,583    3,824     759     19.8%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Net Income          $3,156  $2,770   $  386     13.9%    $8,774   $7,601  $1,173     15.4%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Earnings per share  $0.28   $0.25    $0.03      12.0%    $0.78    $0.69    $0.09     13.0%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Dividends per share $0.095  $0.085   $0.010     11.8%    $0.285   $0.255   $0.030    11.8%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

* The financial statements have been adjusted to reflect a 2 for 1 stock split payable to shareholders on June 19, 1998.

                     Quarter Ended                     Nine Months Ended
                     September 30,                        September 30,
                     -------------                     -----------------
PERFORMANCE RATIOS    1998    1997  $ Change  % Change    1998     1997   $ Change  % Change
--------------------------------------------------------------------------------------------
Return on Average
  Assets              1.21%   1.16%    0.05%     4.3%     1.17%    1.09%    0.08%     7.3%
Return on Average
  Equity             14.60%  14.40%    0.20%     1.4%    14.12%   13.69%    0.43%     3.1%
Net Interest
  Margin              4.08%   4.32%   -0.24%    -5.6%     4.24%    4.21%    0.03%     0.7%
Efficiency Ratio     54.14%  54.02%    0.12%     0.2%    56.65%   56.41%    0.24%     0.4%
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

                                              Average Balances        Average Balances
                        Actual Balances         Quarter Ended         Nine Months Ended
                         September 30,          September 30,           September 30,
                    ---------------------------------------------------------------------
STATEMENT OF
FINANCIAL CONDITION     1998       1997        1998      1997         1998        1997
-----------------------------------------------------------------------------------------
Total Assets        $1,037,978   $960,745  $1,036,067  $946,120   $1,006,361    $931,315
Loans Receivable       637,731    629,027     640,238   633,012      641,761     625,256
Investment Securities
  Available for Sale   222,530     97,722     263,394   115,396      211,505     119,220
Investment Securities
  Held to Maturity      68,985    144,341      77,784   138,960       96,188     130,005
Deposits               709,377    693,143     722,087   694,865      713,493     712,368
Total Borrowings       234,493    183,665     222,378   168,972      204,530     137,585
Shareholders' Equity    87,480     77,337      85,758    76,331       83,072      74,245
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------


                                                   September 30,
              ---------------------------------------------------
              ASSET QUALITY                       1998      1997
              ---------------------------------------------------
              Non-Performing Assets to
               Total Assets                       0.37%     0.80%
              Allowance for Loan Losses to
               Total Loans                        1.50%     1.40%
              Allowance for Loan Losses to
               Non-Performing loans             295.63%   172.69%
              Allowance for Loan Losses to
               Non-Performing Assets            247.71%   114.78%
              ---------------------------------------------------
              ---------------------------------------------------

                                  PRIME BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Dollars in thousands)

                                           September 30,       December 31,
----------------------------------------------------------------------------
                                                 1998               1997
----------------------------------------------------------------------------
                                             (Unaudited)
Assets
Cash and due from banks...................   $   32,745           $ 23,068
Interest-bearing deposits.................       36,186             18,161
Federal funds sold........................       10,000               --
                                             ----------           --------
   Cash and cash equivalents..............       78,931             41,229
                                             ----------           --------

Investment securities (market value of
   $69,787 and $118,848)..................       68,985            117,988
Investment securities available for sale at
   market value...........................      222,530            115,728

Loans receivable..........................      637,731            639,333
  Allowance for loan losses...............       (9,537)            (8,485)
                                             ----------           --------
  Loans receivable, net...................      628,194            630,848
                                             ----------           --------

Loans held for sale ......................        3,409              3,229
Accrued interest receivable...............        8,521              7,429
Real estate owned.........................          624                957
Land acquired for development and resale..        3,257              5,925
Property and equipment, net...............        9,656             10,023
Other assets..............................       13,871             20,069
                                             ----------           --------
      Total assets........................   $1,037,978           $953,425
                                             ----------           --------
                                             ----------           --------

Liabilities and Shareholders' Equity
Liabilities:
   Deposits...............................   $  709,377           $694,444
   Repurchase agreements..................       96,990             91,486
   Borrowings from Federal Home Loan Bank of
     Pittsburgh...........................      137,503             79,550
   Advance payments by borrowers for taxes
     and insurance........................          696              1,716
   Other liabilities......................        5,932              6,365
                                             ----------           --------
      Total liabilities...................      950,498            873,561
                                             ----------           --------

Commitments & contingencies
Shareholders' equity:
   Serial preferred, $1 par value; 2,000,000
      shares authorized and unissued.......       --                 --
   Common stock, $1 par value; 13,000,000
      shares authorized; 10,977,410 and
      10,888,532 shares issued and
      outstanding.........................      10,977             10,888
   Additional paid-in capital.............      34,379             33,652
   Retained earnings......................      41,534             35,884
   Accumulated other comprehensive income.         590               (560)
                                            ----------           --------
      Total shareholders' equity..........      87,480             79,864
                                            ----------           --------
      Total liabilities and shareholders'
         equity...........................  $1,037,978           $953,425
                                            ----------           --------
                                            ----------           --------

See accompanying notes to consolidated financial statements.

                                   PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands except per share data)

                                             Three Months Ended September 30,
-----------------------------------------------------------------------------
                                             1998                      1997
-----------------------------------------------------------------------------
                                                        (Unaudited)
Interest income:
   Loans receivable......................  $  14,246                $  14,242
   Investment securities.................      4,669                    3,928
   Interest-bearing deposits.............        547                      149
                                           ---------                ---------
      Total interest income..............     19,462                   18,319
                                           ---------                ---------

Interest expense:
   Deposits..............................      6,480                    6,447
   Short-term borrowings.................      1,433                    2,282
   Long-term borrowings..................      1,531                      --
                                           ---------                ---------
      Total interest expense.............      9,444                    8,729
                                           ---------                ---------
      Net interest income................     10,018                    9,590
                                           ---------                ---------
Provision for loan losses................        431                      856
                                           ---------                ---------
   Net interest income after provision
      for loan losses....................      9,587                    8,734
                                           ---------                ---------


Non-interest income:
   Fees and service charges..............        679                      608
   Gain on sale of assets................         50                      186
   Mortgage banking income...............        341                      122
   Other.................................        241                      247
                                           ---------                ---------
      Total non-interest income..........      1,311                    1,163
                                           ---------                ---------

Non-interest expense:
   Salaries and employee benefits........      3,281                    2,772
   Occupancy and equipment...............      1,414                    1,400
   Federal insurance premiums............        102                       99
   Other.................................      1,310                    1,437
                                           ---------                ---------
      Total non-interest expense.........      6,107                    5,708
                                           ---------                ---------

Income before income taxes...............      4,791                    4,189
Income taxes.............................      1,635                    1,419
                                           ---------                ---------
       Net Income........................  $   3,156                $   2,770
                                           ---------                ---------
                                           ---------                ---------

Earnings Per Share:
   Basic.................................  $    0.29                $    0.26
   Diluted...............................  $    0.28                $    0.25

Weighted average number of shares
 outstanding:
   Basic................................. 10,968,873               10,818,124
   Diluted............................... 11,285,915               11,059,062

Dividends declared per share.............  $   0.095                $   0.085



See accompanying notes to consolidated financial statements.

                                  PRIME BANCORP, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands except per share data)

                                             Nine Months Ended September 30,
-----------------------------------------------------------------------------
                                              1998                     1997
-----------------------------------------------------------------------------
                                                         (Unaudited)
Interest income:
   Loans receivable......................  $  42,673               $  41,027
   Investment securities.................     13,343                  11,663
   Interest-bearing deposits.............      1,096                     348
                                           ---------               ---------
      Total interest income..............     57,112                  53,038
                                           ---------               ---------

Interest expense:
   Deposits..............................     19,048                  20,146
   Short-term borrowings.................      4,282                   5,245
   Long-term borrowings..................      3,902                     304
                                           ---------               ---------
      Total interest expense.............     27,232                  25,695
                                           ---------               ---------
      Net interest income................     29,880                  27,343
                                           ---------               ---------
Provision for loan losses................      1,592                   2,574
                                           ---------               ---------
   Net interest income after provision
      for loan losses....................     28,288                  24,769
                                           ---------               ---------

Non-interest income:
   Fees and service charges..............      2,014                   1,884
   Gain on sale of assets................        332                     145
   Securitization and sale of mortgages..       --                       606
   Mortgage banking income...............      1,029                     290
   Other.................................        792                     873
                                           ---------               ---------
     Total non-interest income...........      4,167                   3,798
                                           ---------               ---------

Non-interest expense:
   Salaries and employee benefits........      9,988                   8,606
   Occupancy and equipment...............      4,264                   4,158
   Federal insurance premiums............        288                     269
   Other.................................      4,558                   4,109
                                           ---------               ---------
     Total non-interest expense..........     19,098                  17,142
                                           ---------               ---------
Income before income taxes...............     13,357                  11,425
Income taxes.............................      4,583                   3,824
                                           ---------               ---------
     Net Income..........................  $   8,774               $   7,601
                                           ---------               ---------
                                           ---------               ---------


Earnings per share:
    Basic................................  $    0.80               $    0.71
    Diluted..............................       0.78                    0.69

Weighted average number of shares
 outstanding:
    Basic................................ 10,935,275              10,763,768
    Diluted.............................. 11,246,029              10,943,178

Dividends declared per share.............  $   0.285               $   0.255



See accompanying notes to consolidated financial statements.

                                  PRIME BANCORP, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)

                                              Nine Months Ended September 30,
-----------------------------------------------------------------------------
                                                   1998           1997
-----------------------------------------------------------------------------
                                                      (Unaudited)
Cash flows from operating activities:
  Net Income.................................   $   8,774      $   7,601
    Adjustments to reconcile net income
      to net cash from operating
      activities:
         Depreciation & amortization of
           intangibles.......................       1,790          1,845
         (Gain) loss on sale of:
           Loans.............................      (1,161)          (240)
           Investment securities.............           6           (704)
           Land acquired for development and
             resale..........................           7            --
           Real estate owned ................         --             (47)
         Provision for loan losses...........       1,592          2,574
         Loans held for sale:
           Originations, net of repayments...     (39,784)       (17,928)
           Sales.............................      40,765         14,078
         Increase in accrued interest
             receivable .....................      (1,092)          (267)
         Decrease in other assets............       6,014          1,014
         Decrease in other liabilities.......        (442)        (2,705)
                                                ---------      ---------
Net cash provided from operating activities..      16,469          5,221
                                                ---------      ---------

Cash flows from investing activities:
  Investment securities
    Purchases................................      (9,757)       (52,799)
    Repayments...............................      58,760         19,224
  Investment securities available for sale:
    Purchases................................    (189,414)       (32,383)
    Repayments...............................      34,459         17,503
    Sales....................................      49,648         61,616
  Loans receivable:
    Originations, net of repayments..........     (20,052)       (25,301)
    Sales....................................      21,041           --
  Proceeds from sale of land acquired for
    development and resale...................       3,688          2,975
  Increase in land acquired for development
    and resale...............................      (1,027)          (106)
  Purchase of property and equipment.........      (1,155)        (1,303)
  (Increase) decrease real estate owned......        (173)           927
  Proceeds from sale of real estate owned....         579          1,593
                                                ---------      ---------

Net cash used in investing activities........     (53,403)        (8,054)
                                                ---------      ---------







See accompanying notes to consolidated financial statements.

                                   PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (Dollars in thousands)

                                             Nine Months Ended September 30,
-----------------------------------------------------------------------------
                                                  1998             1997
-----------------------------------------------------------------------------
                                                       (Unaudited)

Cash flows from financing activities:
  Net increase (decrease) in deposits........      14,933        (43,499)
  Borrowings from the Federal Home Loan Bank
     of Pittsburgh...........................     100,000        766,900
  Repayments of borrowings from the Federal
    Home Loan Bank of Pittsburgh ............     (42,047)      (722,948)
  Increase in repurchase agreements..........       5,504         31,430
  Decrease in advance payments by borrowers
    for taxes and insurance..................      (1,020)        (1,335)
  Net proceeds from issuance of common stock.         381            758
  Cash dividends paid........................      (3,115)        (2,747)
                                                ---------      ---------
Net cash provided from financing activities..      74,636         28,559
                                                ---------      ---------

Net change in cash and cash equivalents......      37,702         25,726

Cash and cash equivalents at beginning of year     41,229         32,464

                                                ---------      ---------
Cash and cash equivalents at end of year.....   $  78,931      $  58,190
                                                ---------      ---------
                                                ---------      ---------

Supplemental disclosure of cash flow
  information:
     Cash paid during the period for:
       Interest.............................    $  27,541      $  26,898
       Income taxes.........................        3,802          4,133

     Non-cash activity consist of:
       Securitization of residential loans..    $   --         $  17,798
       Transfer of mortgage sec to available
         for sale...........................    $   --         $  15,709
       Transfer of loans to real estate owned   $      73      $   3,719
       Tax benefit associated with the
          exercise of stock options.........    $     435      $     652

















See accompanying notes to consolidated financial statements.

                                  PRIME BANCORP, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND OTHER COMPREHENSIVE INCOME
                                (Dollars in thousands)

                                            Nine Months Ended September 30,
------------------------------------------------------------------------------------------
                                          1998                          1997
                                                  (Unaudited)

                               Shareholders'  Comprehensive   Shareholders'  Comprehensive
                                  Equity         Income          Equity         Income
                               ------------   -------------   -------------  -------------
Common stock:
   Beginning of period           $ 10,888                       $ 10,582
   Stock options                       89                            260
                                 --------                       --------
   End of period                   10,977                         10,842
                                 --------                       --------

Additional paid in capital:
   Beginning of period             33,652                         32,099
   Stock options                      292                            515
   Tax benefit associated with
    exercise of stock options         435                            652
                                 --------                       --------
   End of period                   34,379                         33,266
                                 --------                       --------

Retained earnings:
   Beginning of period             35,884                         29,156
   Net income                       8,774        $ 8,774           7,601       $ 7,601
                                                 -------                       -------
   Dividends declared              (3,124)                        (2,754)
                                 --------                       --------
   End of period                   41,534                         34,003
                                 --------                       --------

Accumulated comprehensive income:
   Beginning of period               (560)                        (1,321)
   Unrealized holding gains
    (losses) on securities arising
    during the period, net of
    income taxes                                   1,187                         1,251
   Less reclassification adjustment
    for gains (losses) included in
    net income                                        37                          (704)
                                 --------        -------        --------       -------
   Other comprehensive income       1,150          1,150             547           547
                                 --------        -------        --------       -------
   End of period                      590                           (774)
                                 --------        -------        --------       -------
Total shareholders' equity       $ 87,480        $ 9,924        $ 77,337       $ 8,148
                                 --------        -------        --------       -------
                                 --------        -------        --------       -------



















See accompanying notes to consolidated financial statements.

                         PRIME BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management of Prime Bancorp, Inc. necessary to present fairly the statement of results for the interim periods. The December 31, 1997 statement of condition was derived from the audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                         PRIME BANCORP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table shows the computation of shares outstanding for calculating earnings per share for the three months and nine months ended September 30, 1998 and 1997:

                                     Three Months Ended                 Nine Months Ended
                                       September 30,                      September 30,
------------------------------------------------------------------------------------------
                                    1998          1997                 1998         1997
------------------------------------------------------------------------------------------
Basic
  Numerator
    Net income available to
      common shareholders          $ 3,156       $ 2,770              $ 8,774      $ 7,601
  Demoninator
    Weighted average shares
      outstanding               10,968,873    10,818,124           10,935,275   10,763,768
-------------------------------------------------------------------------------------------
Basic EPS                          $  0.29       $  0.26              $  0.80      $  0.71
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

Diluted
  Numerator
    Net income available to
      common shareholders          $ 3,156       $ 2,770             $ 8,774       $ 7,601
Demoninator
    Weighted average shares
      outstanding               10,968,873    10,818,124          10,935,275    10,763,768
    Dilutive stock options         317,042       240,938             310,754       179,410
-------------------------------------------------------------------------------------------
                                11,285,915    11,059,062          11,246,029    10,943,178
-------------------------------------------------------------------------------------------
Diluted EPS                        $  0.28       $  0.25             $  0.78       $  0.69
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------


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

                         PRIME BANCORP, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Forward-Looking Statements

     This report contains certain forward looking statements, either expressed or implied, which are provided to assist the reader in making judgements about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market, competition and unexpected contingencies relating to Year 2000 compliance that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

       Assets of the Company increased 8.9% or $84.6 million to $1.04 billion at September 30, 1998 from $953.4 million at December 31, 1997. This increase is primarily attributable to the growth in investments and interest-bearing deposits funded by rising deposit levels (up $15 million or 2%) and increased borrowings from the Federal Home Loan Bank ("FHLB") (up $58 million or 73%).

       The mix of the Company's loans receivable continues to shift from residential mortgages to commercial, commercial real estate and consumer assets as the following table illustrates. The decline in residential mortgages resulted from prepayments due to lower borrowing costs for consumers and from loan sales the Company consummated in May. This sale of residential mortgages involved $21 million in principal and resulted in a gain of $315 thousand. Management believes the mortgages sold, which carried relatively high rates, were likely to have been prepaid during 1998 and 1999 by consumers seeking lower rates. Consequently, the gain may well exceed the earnings the Company would have realized had it retained the assets until their eventual pre-payment dates.

Loan Portfolio

                      September 30,         December 31,
                           1998                 1997
------------------------------------------------------------------------------
                     Balance  % Loans   Balance   % Loans   Variance  % Change
------------------------------------------------------------------------------
Commercial &
  Commercial R.E.   $ 392,064     61%  $ 350,996     54%    $  41,068     12%
Consumer              114,237     18%    106,129     17%        8,108      8%
Residential           131,430     21%    182,208     29%      (50,778)   -28%
-------------------------------------------------------------------------------
Total Loans         $ 637,731    100%  $ 639,333    100%    $  (1,602)     0%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


Year 2000 and the Company's State of Readiness

     The Company has been pro-active in regard to the possible consequences that the digital change to a new millennium may have
on computers and other operations.   Prime is now primarily in the
testing phase in its program to avoid problems associated with this worldwide concern sometimes referred to as the "Y2K issue".
Testing for all major systems is scheduled for substantial completion by the end of the second quarter of 1999.

     Late in 1997 Prime established a team of senior officers to address Y2K issues. This company-wide effort involved an intense review of all systems and functions that could be affected by the date change in question. Aside from internal systems and functions, outside servicers and customers were subject to review in regard to their Y2K preparedness. The result of this process was the identification of 71 internal systems (six non-information technology related) that may be affected by Y2K and a small number of customers whose systems would need still further review and testing. See table II on page 12.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 and the Company's State of Readiness - Continued

     Through September 30, 1998 the Company had incurred approximately $200,000 in costs related to the Y2K issue, $25,000
of which was recorded in 1997.   It is estimated that an additional
$1.9 million of expenditures will be made during the next eighteen
months.   As some of these future expenditures are capital items,
the charge to operating results is less, as indicated in the table that follows. Y2K project costs are being funded from operating cash flows and are not expected to have a material adverse effect on the Company's results of operations.

TABLE I
                   ESTIMATED Y2K EXPENDITURES

Period  Expenditures                 Charge to Expense
-----------------------------------------------------------------
                           1997       1998       1999       2000
-----------------------------------------------------------------
1997    $   25,000      $ 25,000   $   --     $   --     $   --
1998       609,300          --       87,200    106,500     93,750
1999     1,360,700          --         --      367,000    262,000
2000        55,000          --         --         --       25,000
-----------------------------------------------------------------
        $2,050,000      $ 25,000   $ 87,200   $473,500   $380,750
-----------------------------------------------------------------
-----------------------------------------------------------------


     The relative completion status of all Y2K projects as of October 1998 is reflected in the following table.

TABLE II
                           RELATIVE COMPLETION PERCENTS

                                                           Testing/
Exposure Area                Assessment   Remediation[*]   Validation
Implementation
--------------------------------------------------------------------------------
------
Information Technology
 (I/T)                          92%            86%            45%           12%

Non-I/T (Vaults, phones,
 fax machines, etc.) [**]       83%            67%            50%           33%
3rd parties - Clients [***]    100%

[*]    If a function is assessed as not Y2K compliant, develop an action plan to correct the problem.
[**]   Six areas of review, four complete.
[***] Only 2% of client base was of sufficient size and systems dependent to be assessed as "high risk" exposures in regard to Y2K. These commercial borrowers are being subject to interviews and other assessments of their Y2K readiness. The current evaluation of this exposure does not lead management to believe that any incremental loss provisions are necessary.

     A major portion of the Company's Information Technology budget has been devoted to the Y2K problem. This has resulted in delayed implementation of certain upgrades in systems
capabilities that may have otherwise occurred.   On the other
hand, certain Y2K resolution plans have accelerated the upgrade
of other system capabilities.   The net result is that the Y2K
effort has not adversely delayed I/T projects and will not result in a material loss of future revenues or material increases in future expenses.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 and the Company's State of Readiness - Continued

     Initially the Company used an outside vendor to help in the assessment phase of major Y2K issues. In addition, the Company is subject to independent review by banking regulators who
periodically make onsite visits.   Based on these contacts,
management believes it is making satisfactory progress in its efforts to avoid any material adverse consequences from the date change to a new millennium.

     If no further progress regarding the Company's efforts to avoid Y2K consequences were made, it is possible that there would
be material adverse effects on operating results.   Customer
deposit balances or loans payable may become inaccurate and lead to losses, the magnitude of which is not reasonably possible to estimate, especially given the alternatives developed in the
Company's contingency plans.   However, given the level of
progress to date and the momentum of the effort, management does not believe that material adverse consequences will develop in the year 2000.

     In regard to Y2K planning the Company has developed, or is in the process of developing, contingency plans for "mission
critical" systems.   Mission critical systems are those that are
essential to the Company's daily operating effectiveness.   These
plans are designed to react in the event that the solutions now in process to resolve Y2K issues, are unsuccessful. Such plans involve manual process intervention, staffing increases, outsourcing and other alternatives.

     The Year 2000 statements contained herein and in other securities or regulatory filings of the Company or Prime Bank may not be relied upon as representations or warranties for any purpose other than disclosure for federal securities law compliance purposes.


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

       Cash flows from operating activities provided $16.5 million and $5.2 million for the nine months ended September 30, 1998 and 1997, respectively. This increase is primarily due to a decrease in other assets of $6.0 million in 1998 compared to $1.0 million in 1997, and a smaller decrease in other liabilities of $.4 million in 1998 compared to $2.7 million in 1997, partially offset by a decrease in the provision for loan losses.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources - Continued

       Cash flows used in investing activities were $53.4 million for the nine months ended September 30, 1998 compared to $8.1 million for the same period in 1997. This change was primarily attributable to an increase in the purchase of investment securities available for sale of $189.4 million in 1998 compared to $32.4 million in 1997, which was partially offset by increased investment repayments and loan sales and decreased purchases of investment securities.

       Cash flows provided from financing activities were $74.6 million for the nine months ended September 30, 1998 compared to $28.6 million for the same period in 1998. This change is primarily attributable to an increase of $14.9 million in deposits compared to a decrease of $43.5 million for the same period in 1997. Net borrowings from the Federal Home Loan Bank of Pittsburgh increased by $58.0 million in 1998 compared to $44.0 million in 1997. These increases were partially offset by an increase of only $5.5 million in repurchase agreements in 1998 compared to an increase of $31.4 million in 1997.


Capital

       The Board of Governors of the Federal Reserve System (the "FRB") has adopted risk-based capital and leverage ratio requirements for bank holding companies and banks which are members of the Federal Reserve System. At September 30, 1998, the Bank met each of its capital requirements. The table below sets forth the minimum capital ratios applicable to the Bank, together with the actual dollar amounts and percentages of capital for the Bank in each category at September 30, 1998:


                                     For          To Be Well
                                   Capital      Capitalized Under
                                   Adequacy     Prompt Corrective
                    Actual        Purposes:    Action Provisions:
               --------------  --------------  ------------------
               Amount   Ratio  Amount   Ratio    Amount   Ratio
               ------   -----  ------   -----    ------   -----
                             (dollars in thousands)
Total Capital
  (to risk
  weighted
  assets)      $90,580  12.96%  $55,929  8.00%    $69,912  10.00%

Tier I Capital
  (to risk
  weighted
  assets)       81,831  11.70%   27,965  4.00%     41,947   6.00%

Tier I Capital
  (to average
  assets)       81,831   7.92%   41,308  4.00%     51,635   5.00%

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Income

       The Company reported net income of $8.8 million and $3.2 million for the nine month and three month periods ended
September 30, 1998.  This represents an increase of $1.2 million
(15.4%) and $386 thousand (13.9%) when compared to the same periods in 1997.

                           Nine Months Ended   Three Months Ended
                             September 30,       September 30,
                           -----------------   ------------------
                             1998     1997        1998     1997
                           -----------------   ------------------
Net interest income         $10,018  $ 9,590     $29,880  $27,343
Provision for loan losses       431      856       1,592    2,574
Fees and service charges      2,014    1,884         679      608
Gain on sale of assets          332      145          50      186
Securization and sale of
  mortgages                    --       --          --        606
Mortgage banking activities     341      122       1,029      290
Other income                    792      873         241      247
Operating expenses            6,107    5,708      19,098   17,142
Taxes                         1,635    1,419       4,583    3 824
                            -------  -------     -------  -------
Net income                  $ 3,156  $ 2,770     $ 8,774  $ 7,601
                            -------  -------     -------  -------
                            -------  -------     -------  -------

     Higher net interest income along with increased revenues from mortgage banking and a lower loan loss provision were the primary reasons for increased net revenues in both the nine month and three month periods as summarized above. Higher operating expenses and taxes partly offset the increase in net revenues.

     On a diluted per share basis net income for the three month period amounted to $0.28 compared to $0.25 in the similar period of 1997, a 12% increase. For the nine month period, diluted earnings per share were $0.78 compared to $0.69 in 1997, a 13% increase.

     The increases in net income helped to raise performance ratios as the Company's return on average equity rose to 14.1% in the nine month period ended September 30, 1998 compared to 13.7% in the same period of 1997. The return on average assets was 1.17% compare to 1.09% in the year ago period.


Net Interest Income

       Net interest income was $29.9 million and $10.0 million for the nine months and three months ended September 30, 1998. This represents a 9.3% and 4.5% increase when compared to net interest income of $27.3 million and $9.6 million for the same periods in 1997. This is primarily the result of loan growth in commercial and commercial real estate loans, offsetting declining levels of lower yielding residential mortgages and lower deposit costs due to demand deposits representing a larger portion of total deposits.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued


       The net interest margin decreased to 4.08% for the three months ended September 30, 1998 from 4.32% for the same period in 1997. This is due in part to certain high-cost borrowings, since paid off, which were used to fund investments earlier in the year. These investments, made at yields not available in today's market, were part of a strategy to invest funds that would not become available until later in the year when yields were expected to be lower.

       The table below illustrates the changes in the net interest rate margin and interest rate spread for the three months and nine months ended September 30, 1998 and 1997.

                 CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT
                                  INCOME/EXPENSE AND RATES
                                   (Dollars in thousands)

                                   Three Months Ended September 30,
------------------------------------------------------------------------------
                                1998                            1997
------------------------------------------------------------------------------
                        Average    Interest         Average    Interest
                        Balance    Inc/Exp  Yield   Balance    Inc/Exp  Yield
------------------------------------------------------------------------------
Interest earning assets:
Commercial & commercial
real estate             $386,842   $ 9,003   9.23%  $327,027   $ 7,834   9.50%
Consumer                 113,010     2,628   9.23%   104,091     2,545   9.70%
Residential mortgages    140,386     2,615   7.45%   201,894     3,863   7.65%
------------------------------------------------------------------------------
Total loans              640,238    14,246   8.83%   633,012    14,242   8.93%
Investments              341,178     5,291   6.15%   254,356     4,152   6.48%
------------------------------------------------------------------------------
Total Earning assets     981,416    19,537   7.90%   887,368    18,394   8.22%
------------------------------------------------------------------------------
Allowance for loan loss   (9,470)       --     --     (8,803)       --      --
Non-earning assets        64,121        --     --     67,555        --      --
------------------------------------------------------------------------------
Total assets          $1,036,067   $19,537          $946,120   $18,394
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Interest-bearing liabilities:
Demand                  $160,856  $     59   0.15%  $134,707   $    56   0.16%
Savings                  212,022     1,675   3.13%   192,828     1,426   2,93%
Retail C/D's             297,008     4,031   5.38%   311,933     4,198   5.34%
Jumbo C/D's               52,201       715   5.43%    55,397       767   5.49%
------------------------------------------------------------------------------
Total deposits           722,087     6,480   3.56%   694,865     6,447   3.68%
------------------------------------------------------------------------------
Borrowings               222,378     2,964   5.29%   168,972     2,282   5.36%
------------------------------------------------------------------------------
Total interest-bearing
  liabilities            944,465     9,444   3.97%   863,837     8,729   4.04%
------------------------------------------------------------------------------
Other liabilities          5,844        --     --      5,952        --     --
Shareholders' equity      85,758        --     --     76,331        --     --
------------------------------------------------------------------------------
Total liabilities &
 shareholder's equity $1,036,067   $ 9,444          $946,120   $ 8,729
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net interest income/interest
  rate spread                      $10,093   3.93%             $ 9,665   4.21%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net interest earning
  assets/net yield    $   36,951             4.08%  $ 23,531             4.32%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Interest earning assets to interest-
 bearing liabilities           104%                        103%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income - Continued

                 CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT
                                  INCOME/EXPENSE AND RATES
                                   (Dollars in thousands)

                                       Nine Months Ended September 30,
------------------------------------------------------------------------------
                                    1998                       1997
------------------------------------------------------------------------------
                        Average    Interest        Average    Interest
                        Balance    Inc/Exp  Yield  Balance    Inc/Exp  Yield
------------------------------------------------------------------------------
Interest earning assets:
Commercial & commercial
real estate             $372,156  $ 25,916   9.31%  $309,121   $21,715   9.39%
Consumer                 110,370     7,728   9.36%   103,985     7,226   9.29%
Residential mortgages    159,235     9,029  11.34%   212,150    12,086  11.39%
------------------------------------------------------------------------------
Total loans              641,761    42,673   8.89%   625,256    41,027   8.77%
------------------------------------------------------------------------------
Investments              307,693    14,664   6.37%   249,225    12,236   6.56%
------------------------------------------------------------------------------
Total Earning assets     949,454    57,337   8.07%   874,481    53,263   8.14%
------------------------------------------------------------------------------
Allowance for loan loss   (9,055)      --     --      (8,230)      --      --
Non-earning assets        65,962       --     --      65,064       --      --
------------------------------------------------------------------------------
Total assets          $1,006,361  $ 57,337          $931,315   $53,263
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Interest-bearing liabilities:
Demand                  $156,503  $    182   0.16%  $129,510   $   194   0.20%
Savings                  203,226     4,616   2.98%   194,609     4,313   2,96%
Retail C/D's             299,972    12,058   5.37%   332,784    13,428   5.39%
Jumbo C/D's               53,792     2,192   5.46%    55,465     2,211   5.33%
------------------------------------------------------------------------------
Total deposits           713,493    19,048   3.57%   712,368    20,146   3.78%
------------------------------------------------------------------------------
Borrowings               204,530     8,184   5.35%   137,585     5,549   5.39%
------------------------------------------------------------------------------
Total interest-bearing
  liabilities            918,023    27,232   3.97%   849,953    25,695   4.04%
------------------------------------------------------------------------------
Other liabilities          5,266        --     --      7,117        --     --
Shareholders' equity      83,072        --     --     74,245        --     --
------------------------------------------------------------------------------
Total liabilities &
 shareholder's equity $1,006,361   $27,232          $931,315   $25,695
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net interest income/interest
  rate spread                      $30,105   4.10%             $27,568   4.10%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net interest earning
  assets/net yield    $   31,431             4.24%  $ 24,528             4.21%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Interest earning assets to interest-
 bearing liabilities        103%                        103%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Provisions for Loan Losses

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provisions for Loan Losses - Continued

     Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio. This evaluation is inherently subjective as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on the loan portfolio, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change. Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended, impaired loans are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the present value of expected future cash flows or the fair value of the underlying collateral if principal repayment is expected to come from the sale or operation of such collateral.

       The following is a summary of the activity in the allowance for loan losses for the nine months ended September 1998 and 1997
(Dollars in thousands):


                                           1998                  1997
----------------------------------------------------------------------
Balance at the beginning of period      $  8,485              $  7,206
Provision for loan losses                  1,592                 2,574

Recoveries:
   Commercial & Commercial Real Estate        93                   394
   Consumer                                   74                    37
   Residential                                 4                    12
                                        --------              --------
Total                                        171                   443
                                        --------              --------

Losses charged against allowance:
   Commercial & Commercial Real Estate       (24)                 (616)
   Consumer                                 (666)                 (575)
   Residential                               (21)                 (197)
                                        --------              --------
Total                                       (711)               (1,388)
                                        --------              --------
Balance at the end of period            $  9,537              $  8,835
                                        --------              --------
                                        --------              --------

Credit Risk

       The Bank manages credit risk by maintaining diversification in its loan portfolio, by establishing and enforcing rigorous underwriting standards, by intensive collection efforts, by regular reviews by the loan review committees and by an internal risk rating system.

Asset Quality

       Non-performing assets, which include non-accruing loans and real estate owned, totaled $3.9 million at September 30, 1998 compared to $4.0 million at December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Asset Quality - Continued

       The following table sets forth non-performing assets as of September 30, 1998 and December 31, 1997 (Dollars in thousands):

                                    September 30,    December 31,
                                         1998            1997
-----------------------------------------------------------------
Non-accrual loans (1):
  Commercial loans                    $  1,491        $  1,453
  Consumer                                 528             380
  Residential loans                      1,207           1,170
                                      --------        --------
    Total non-accrual loans              3,226           3,003
  Real estate owned                        624             957
                                      --------        --------
    Total non-performing assets       $  3,850        $  3,960
                                      --------        --------
                                      --------        --------
 Total non-performing loans to
    loans receivable                     0.51%           0.47%
                                      --------        --------
                                      --------        --------
  Total non-performing assets to
    total assets                         0.37%           0.42%
                                      --------        --------
                                      --------        --------
  Ratio of allowance for loan
    losses to non-performing loans     295.63%         282.55%
                                      --------        --------
                                      --------        --------

(1) The above statistics do not include the impact of a condominium project, which was acquired in 1995 by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets and the ratio of non-performing assets to total assets would have been $7.1 million and 0.68% at September 30, 1998 and $9.9 million and 1.04% at December 31, 1997 if the condominium project was included in non-performing assets. The project was valued at $3.3 million on the Company's books at September 30, 1998, down from $5.9 million at December 31, 1997. The completion and sale of condominium units continues to reduce the carrying value of this asset.

Non-Interest Income

       Non-interest income was $1.3 million for the three months ended September 30, 1998. This is an increase of 29% when compared to the same period in 1997, excluding nonrecurring income. The increase in income was principally due to higher revenues from mortgage banking activities and more fee income from increased commercial deposit relationships.

       Mortgage banking income, including profits from the origination and sale of residential mortgages, totaled $341 thousand in the current period, nearly three times the level of such income in the same period of 1997 when the Company's mortgage banking function was initially established.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Income - Continued

       For the nine month period ended September 30, 1998, non-interest income was $4.2 million or 10% higher than in the same period of 1997. The 1997 numbers included a gain on an insurance settlement and the securitization and sale of mortgages.
Excluding nonrecurring items from both years, 1998 non-interest income would be $3.8 million compared to $2.8 million in 1997, a 36% increase. The major reason for the increase was a $739 thousand increase in mortgage banking income.

Non-Interest Expense

       The primary component of other expenses is salaries and employee benefits, which increased 16.1% and 18.4% for the nine months and three months ended September 30, 1998 to $10.0 million and $3.3 million from $8.6 million and $2.8 million in 1997.
This increase is primarily attributable to the Company's expanded commercial banking activities as well as increased staffing for the Company's technology and operations departments, partly in response to the year 2000 systems issues.

       Occupancy and equipment expense increased 2.5% to $4.3 million for the nine months ended September 30, 1998 from $4.2 million for the same period in 1997. Occupancy and equipment expenses for the three months ended September 30, 1998 and 1997 remained unchanged. The increase is primarily attributable to technological enhancements involving the upgrading of data processing and telecommunication systems and the addition of a new branch in November 1997.

       Other expenses increased to $4.8 million for the nine months from $4.4 million for the same period in 1997. This increase was primarily attributable to increased printing and supply costs necessitated by the conversion to a commercial bank. For the three month period there was a decrease from $1.5 million to $1.4 million.


Dividend Policy

       The Board of Directors of the Company declared a cash dividend of .95 cents ($.095) per share of common stock on September 18, 1998, payable October 30, 1998, to shareholders of record on September 30, 1998.

       It is currently the Board's intention to continue to pay dividends on a quarterly basis. The dividend declared on September 18, 1998 was the Company's thirty-ninth consecutive quarterly cash dividend.

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

Stock Split

     The Board of Directors of the Company, on May 14, 1998 declared a two-for one (2 for 1) stock split payable June 19, 1998 for shareholders of record on May 29, 1998. The stock split was effected in the form of a tax-free stock dividend.

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

     No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1997.

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


Item 5     Other Information

     Shareholders of the Company are entitled to submit proposals on matters appropriate for shareholder action consistent with regulations of the Securities and Exchange Commission ("SEC") and the Company's bylaws. Should a shareholder wish to have a proposal considered for inclusion in the proxy statement for the Company's 1999 annual meeting, under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such proposal must be received by the Company on or before November 20, 1998.

     In connection with the Company's 1999 annual meeting and pursuant to recently amended Rule 14a-4 under the Exchange Act, if the shareholder's notice is not received by the Company on or before February 1, 1999, the Company (through management proxy holders) may exercise discretionary voting authority when the proposal is raised at the annual meeting without any reference to the matter in the proxy statement.

     The above summary, which sets forth only the procedures by which business may be properly brought before and voted upon at the Company's annual meeting is qualified in its entirety by reference to the Company's bylaws.

     All shareholder proposals and notices should be directed to the Company's secretary, Steven Santini, at 7111 Valley Green Road, Fort Washington, PA 19034.

                               PART II
                          OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

       a. Exhibits
               27          Financial Data Schedule

       b. Reports on Form 8-K

          Report dated September 21, 1998 and amended September 30, 1998, relating to a change in registrant's certifying accountant.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Prime Bancorp, Inc.


     Date: November 13, 1998            /s/ James J. Lynch
                                        --------------------------
                                        James J. Lynch
                                        President and Chief
                                          Executive Officer



     Date: November 13, 1998            /s/ Frank H. Reeves
                                        --------------------------
                                        Frank H. Reeves
                                        Senior Vice President and
                                          Chief Accounting Officer