Form 10-K
period 1998-12-31
PRIME BANCORP INC /PA
filed 1999-03-30
CIK 823550

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       or

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from to

                        Commission File Number: 0-17286

                               PRIME BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name or registrant as specified in its charter)

                 Pennsylvania                                 23-2860688
--------------------------------------------          --------------------------
       (State or other jurisdiction of                     (I.R.S. Employer)
         incorporation or organization                   Identification Number

 7111 Valley Green Road, Fort Washington, PA                   19034-2209
--------------------------------------------          --------------------------
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (215) 836-2400
                                                           --------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $1.00 per share
                 ----------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_       No ___

[  ] Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $231.2 million.(1)

     The number of shares of the registrant's Common Stock outstanding as of March 18, 1999 was 11,001,806 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None



(1) The aggregate dollar amount of the voting stock set forth equals the number of shares of Common Stock outstanding, reduced by the number of shares of Common Stock held by executive officers, directors and stockholders owning in excess of 10% of the registrant's Common Stock multiplied by the closing price for the Common Stock on the National Association of Securities Dealers National Market System on March 18, 1999. The information provided shall in no way be construed as an admission that any person whose holdings are included in this figure is an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

================================================================================

                               PRIME BANCORP, INC.

                                     Part I

Item 1. Business

Introduction


         Prime Bancorp, Inc. ("the Company" or "Prime") was incorporated under the laws of the Commonwealth of Pennsylvania in 1996 for the purpose of converting the Company's predecessor from a Delaware Corporation to a Pennsylvania Corporation, while at the same time effecting the merger with First Sterling Bancorp, Inc. The Company is regulated as a bank holding company. Prior to October 1, 1997, the Company's principal subsidiaries were Prime Bank, a savings Bank ("Prime Savings") and First Sterling Bank, a commercial bank ("First Sterling"). On October 1, 1997, the Company completed the merger of the Banks. The combined entity is one commercial bank called Prime Bank (the "Bank"). The principal business of the Company and the Bank consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments.

         The Company's corporate headquarters is in Fort Washington, Pennsylvania. Its operations center is in northeast Philadelphia, Pennsylvania. The Company's bank subsidiary has eight additional full service branch offices in Philadelphia, five full service branches in Bucks County, Pennsylvania, eight full service branches in Montgomery County, Pennsylvania, two in Delaware County, Pennsylvania, and one in Chester County, Pennsylvania.

         On February 17, 1999, Prime entered into a definitive Agreement and Plan of Merger pursuant to which Summit Bancorp, Inc. ("Summit") will acquire Prime. Under the terms of the definitive agreement, Summit will exchange one (1) share of Prime common stock for .675 shares of Summit common stock in a tax-free exchange with a transaction value of approximately $292.0 million. Upon the consummation of the merger with Summit Bancorp, the Bank will merge with Summit Bank of Pennsylvania. The transaction is subject to customary regulatory approvals and is anticipated to be completed in the third quarter of 1999. As a result of the transaction, the Board of Directors has concluded that it is in the best interest of the Company to defer the holding of the 1999 annual meeting of shareholders indefinitely. A special meeting of shareholders will be held to vote on the proposed transaction, and it is anticipated that the Board of Directors will take action to set the date for this meeting prior to April 30, 1999.

         In connection with the transaction, Prime and Summit entered into a Stock Option Agreement dated February 18, 1999 pursuant to which Prime granted to Summit an option to purchase 1,087,498 shares of Prime common stock at a price of $18.00 per share (the closing price on February 17, 1999) upon the occurrence of certain events. Prime also agreed to pay Summit a breakup fee of $5,000,000 in the event the transaction is not completed for certain reasons.


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

Lending Activities

         The Company's loan portfolio totaled $666.5 million at December 31, 1998. This represented approximately 64% of its total assets. At that date, approximately 63% of the loan portfolio consisted of commercial and commercial real estate loans and the remaining balance consisted of consumer loans (18%) and residential mortgages (19%).

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


o Prime Abstract, Inc.: Prime Abstract Inc., a wholly owned subsidiary of the Bank, is a Delaware Corporation formed in 1988 for the purpose of performing title searches and providing related permissible services for its banking affiliates.


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

         At December 31, 1998, the Company's aggregate debt and equity investment in the non-banking subsidiaries was $3.7 million. (0.36% of the Company's total assets)


                           REGULATION AND SUPERVISION

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

                             Regulation of the Bank

         Prime Bank became a Pennsylvania chartered commercial bank as of October 1, 1997, and is a member of the Federal Reserve Bank System. Its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). Most of its deposits are insured under the Bank Insurance Fund ("BIF"), although some deposits are insured under the Savings Association Insurance Fund ("SAIF"). Prime Bank is subject to extensive regulation, reporting requirements and examination by the PADOB, as its chartering agency, the FRB, as its primary federal banking regulator, and the FDIC as its deposit insurer.


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

         PADOB regulations establish minimum capital requirements for Pennsylvania chartered financial institutions such as the Bank (the "PA Capital Rules"). The PA Capital Rules include a minimum requirement for leverage capital -- the ratio of "Tier 1" capital (as defined for federal Bank regulatory purposes) to total assets -- of 4.00%, and a minimum requirement for "risked-based capital" as that which is required by federal banking laws. PADOB may set a higher minimum leverage ratio requirement for individual institutions. At December 31, 1998, Prime Bank met the Pennsylvania minimum capital requirements.

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


Federal Deposit Insurance Regulation

         The FDIC administers the BIF and SAIF funds, although the funds' assets and liabilities are not commingled. Each fund is to be maintained at a designated ratio to the aggregate dollar amount of deposits insured by that fund. Pursuant to a federal law enacted in 1996, the SAIF fund was recapitalized, and the two funds were to be merged on or before January 1, 1999 if on that date no further savings associations exist.

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


Transactions with Affiliates and Other Related Parties

         The Bank is subject to certain restrictions on transactions with "affiliates" such as the Company and any other non-bank subsidiaries of the Company pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"). In summary, Section 23A

(i) imposes individual and aggregate percentage of capital limits on the dollar amount of a wide variety of affiliate dealings coming within the definition of a "covered transaction" (in general, the aggregate amount of transactions with any one non-bank affiliate is limited to 10% of the capital and surplus of the Bank and the aggregate amount of transactions with all non-bank affiliates is limited to 20% of the Bank's capital and surplus);

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

         At December 31, 1998, Prime Bank met all of its capital requirements.

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

         Prime Bank's total capital ratio would place it in "Zone 1" for these purposes as of December 31, 1998.


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


Interstate Banking Legislation

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state beginning in 1995. Beginning in 1997, acquired banks in different states may be merged into a single bank, and thereafter merged banks may establish and acquire additional branches anywhere the acquiree could have branched. Limited branch purchases are still subject to state laws. On July 6, 1995, Pennsylvania adopted an interstate banking act (the "PA Interstate Banking Act") to harmonize Pennsylvania banking laws with the Federal Interstate Banking Act. The PA Interstate Banking Act "opts in" early under the Federal Interstate Banking Act to permit interstate mergers, non-Pennsylvania holding company acquisitions of Pennsylvania banks, branch acquisitions and de novo branching in any of the manners contemplated by the Federal Interstate Banking Act, subject to prior regulatory approvals or filings. In general, the PA Interstate Banking Act permits out-of-state banking institutions to establish branches in Pennsylvania with the approval of the Pennsylvania Banking Department, provided the law of the state where the banking institution is located would permit a Pennsylvania banking institution to establish and maintain a branch in that state on substantially similar terms and conditions. It also permits Pennsylvania banking institutions to maintain branches in other states. Bank management anticipates that the federal and Pennsylvania interstate banking legistration will increase competitive pressures in the Bank's market by permitting entry of additional competitors, but management is of the opinion that they will not have a material impact upon the anticipated results of operations of the Bank.

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


Federal Home Loan Bank System

         Prime Bank is a member of the FHLB System by way of investment in the Federal Home Loan Bank of Pittsburgh ("FHLB"). The FHLB System consists of 12 regional Federal Home Loan Banks, subject to supervision and regulation by a newly created Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility primarily for member financial institutions. Each financial institution member is required to acquire and hold shares of Federal Home Loan Bank capital stock. Advances from a FHLB are secured by a member's shares of stock in the FHLB, certain types of mortgages and other assets. Interest rates charged on advances vary with the maturity and the cost of funds to the FHLB. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.


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



                                    Employees

         At December 31, 1998, the Company had 314 full time equivalent employees, including 288 full-time and 56 part-time employees. None of these employees are represented by a collective bargaining agreement. Employee benefits include a profit sharing plan and life, health and disability insurance. Management believes that relations with its employees are good.


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


         The following table sets forth information regarding non-accrual loans and real estate owned held by the Bank at the date indicated (dollars in thousands).

Non-Accrual Loans and Real Estate Owned

                                                                             December 31,
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   1998         1997           1996          1995           1994
------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Single-family residential                            $1,302        $1,170         $1,003        $1,786         $1,859
  Multi-family Residential and
     commercial real estate loans                          15            --          3,087            --              -
------------------------------------------------------------------------------------------------------------------------
                                                        1,317         1,170          4,090         1,786          1,859
------------------------------------------------------------------------------------------------------------------------
Consumer                                                  552           380            243           517          2,956
Commercial loans                                        1,042         1,453          2,751         2,535          2,153
------------------------------------------------------------------------------------------------------------------------
Total non-accrual loans                                $2,911        $3,003         $7,084        $4,838         $6,968
------------------------------------------------------------------------------------------------------------------------
Total non-accrual loans to loans receivable              0.44%         0.47%          1.14%         0.96%          1.55%
------------------------------------------------------------------------------------------------------------------------
Total real estate owned, net of allowance
  for REO loss                                            702           957          1,335           419            323
------------------------------------------------------------------------------------------------------------------------
Total non-accrual loans and real estate
 owned to total assets                                   0.35%         0.42%          0.91%         0.64%          0.99%
------------------------------------------------------------------------------------------------------------------------

         At December 31, 1998, approximately $291,000 of interest would have been recorded on loans accounted for on a non-accrual basis if such loans had been current.

         Potential problem loans consist of loans which are included in performing loans at December 31, 1998, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1998, such potential problem loans amounted to approximately $2.9 million compared to approximately $3.0 million one year ago.

Allowance for Loan Losses

         The allowance for loan losses is based on a periodic evaluation of the portfolio and is maintained at a level that management considers adequate to absorb losses known and inherent in the portfolio. Management considers a variety of factors when establishing the allowance recognizing that an inherent risk of loss always exists in the lending process. Consideration is given to the impact of current economic conditions, diversification of the loan portfolio, historical loss experience, delinquency statistics, results of detailed loan reviews, borrowers' financial and managerial strengths, the adequacy of underlying collateral, and other relevant factors. The allowance for loan losses is increased by the provision for loan losses and recoveries on previously charged-off loans. While management uses available information to establish allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on their assessments of information which is available to them at the time of their examination.

SUMMARY OF LOAN LOSS EXPERIENCE

                                                                    Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                      1998          1997           1996          1995          1994
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $8,485        $7,206         $6,082        $6,067        $5,605
Charge-offs:
  Domestic:
    Real estate--commercial                             --          (606)          (813)          (17)         (197)
    Real estate--mortgages                             (88)         (354)          (480)         (118)          (66)
    Commercial business loans                          (78)         (776)        (1,119)       (1,044)         (614)
    Consumer                                        (1,021)         (921)          (491)         (273)         (382)
--------------------------------------------------------------------------------------------------------------------
                                                    (1,187)       (2,657)        (2,903)       (1,452)       (1,259)
--------------------------------------------------------------------------------------------------------------------
Recoveries
  Domestic:
    Real estate--commercial                             50             3             11           155             4
    Real estate--mortgages                               6            19             20             7            62
    Commercial business loans                           68           415             61           167            48
    Consumer                                           120            61             98             9            13
--------------------------------------------------------------------------------------------------------------------
                                                       244           498            190           338           127
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                                       (943)       (2,159)        (2,713)       (1,114)       (1,132)
--------------------------------------------------------------------------------------------------------------------
Additions charged to operations                      2,027         3,438          3,837         1,129         1,594
Balance at the end of period                        $9,569        $8,485         $7,206        $6,082        $6,067
====================================================================================================================
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                              0.15%         0.35%          0.49%         0.24%         0.27%
--------------------------------------------------------------------------------------------------------------------


Allocation of Allowance for Loan Losses

                                                                      December 31,
                                          ---------------------------------------------------------------
December 31 -                              1998          1997          1996          1995          1994
                                          ---------------------------------------------------------------
dollars in thousands                      Amount        Amount        Amount        Amount        Amount
---------------------------------------------------------------------------------------------------------
Commercial loans                          $3,086       $ 3,267       $ 2,251       $ 1,954       $ 1,301
Commercial real estate                     2,247         1,130           918           696         1,234
Consumer                                   1,267         1,334           963         1,066         1,035
Residential mortgage                       1,965         1,280         2,081         1,728         1,856
Allowance for loan loss (unallocated)      1,004         1,474           993           638           641
                                          ---------------------------------------------------------------
                                          $9,569       $ 8,485       $ 7,206       $ 6,082       $ 6,067
---------------------------------------------------------------------------------------------------------

Investment Activities

         The investment portfolio, cash and deposits in other institutions provide not only a source of income but also a source of liquidity to meet lending demands, fluctuations in deposit flows and required liquidity levels. The Company has in the past used such excess liquidity to meet loan demand. The relative mix of investment securities and loans in the Company's portfolio is dependent upon the attractiveness of yields available on loans as compared to investment securities as well as the relative safety of the investment securities and loans and the liquidity needs of the Company.

         At December 31, 1998, 29.6% of the total assets of the Company were investment securities. See Note 4 of the Notes to the Company's Consolidated Financial Statements.

         The following table presents the composition of the investment securities portfolio of the Company at the dates indicated (dollars in thousands).

Investment Securities Portfolio


                                                                  December 31,
                                            1998                     1997                     1996
-------------------------------------------------------------------------------------------------------------
                                                  Fair                     Fair                     Fair
                                      Cost        Value        Cost        Value       Cost        Value
-------------------------------------------------------------------------------------------------------------
Held to Maturity
-------------------------------------------------------------------------------------------------------------
State and municipal                    $ 6,732     $ 7,078      $ 6,735     $ 7,002     $ 6,739      $ 6,771
Mortgage-backed securities              34,304      34,692      106,563     107,156      97,778       97,854
-------------------------------------------------------------------------------------------------------------
Total debt securities                   41,036      41,770      113,298     114,158     104,517      104,625
Other securities                        15,400      15,401        4,690       4,690       6,249        6,249
-------------------------------------------------------------------------------------------------------------
                                       $56,436    $ 57,171     $117,988    $118,848    $110,766     $110,874
=============================================================================================================

Available for Sale
-------------------------------------------------------------------------------------------------------------
U.S. Govt & US Govt Agency            $123,380    $124,354      $64,483     $64,573     $62,037      $62,028
Mortgage-backed Securities             108,861     108,612       51,544      50,855      53,269       52,091
Corporate Bonds                         17,316      17,648           --          --          --           --
-------------------------------------------------------------------------------------------------------------
Total debt securities                  249,557     250,614      116,027     115,428     115,306      114,119
Other Securities                           300         321          300         300      11,340       11,309
-------------------------------------------------------------------------------------------------------------
                                      $249,857    $250,935     $116,327    $115,728    $126,646     $125,428
=============================================================================================================



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


Deposits

         The Company has a stable base of core deposits, with approximately 9.05% of its deposits held in passbook and statement savings accounts which currently earn 1.82%. The Company also offers short-term certificates of deposit and other money market alternatives that are more responsive to market conditions than passbook deposits and longer maturity fixed-rate certificates. The core deposit base and overall variety of deposits allow the Company to be competitive in obtaining funds and to respond with more flexibility to the threat of disintermediation. The Company's deposits are obtained primarily from the areas in Pennsylvania immediately surrounding its offices.

         The following table sets forth deposit accounts in dollar amounts and weighted average rates at the dates indicated (dollars in thousands).

                                                                     At December 31,
----------------------------------------------------------------------------------------------------------------
                                        1998                        1997                        1996
----------------------------------------------------------------------------------------------------------------
                                               Weighted                     Weighted                    Weighted
                                               Average                      Average                      Average
                                  Amount         Rate         Amount          Rate         Amount         Rate
----------------------------------------------------------------------------------------------------------------
Passbook and statement           $ 63,631        1.82%       $ 64,297        1.83%       $ 63,022         2.05%
NOW and Super NOW                  50,369        0.48%         43,988        0.57%         44,444         1.91%
Money market accounts             164,194        3.15%        130,959        3.46%        130,028         3.30%
Fixed-rate certificates           202,213        5.23%        233,352        5.50%        288,367         5.16%
Jumbo certificates                 37,665        4.96%         47,578        5.41%         54,074         5.44%
Individual retirement
  accounts (1)                     56,626        5.56%         58,537        5.60%         61,940         5.79%
Checking accounts (2)             128,195          --         115,733          --          94,767           --
----------------------------------------------------------------------------------------------------------------
Total deposits                   $702,893                    $694,444                    $736,642
================================================================================================================

(1) Funds in IRA accounts are invested primarily in certificates of deposit.
(2) Non-interest bearing.


Domestic Time Deposits of $100,000 or More
The following table sets forth remaining maturities of domestic time deposits of $100,000 or more.

                                                Jumbo           Other Time
December 31, 1998 - in thousands                 C/D             Deposits             Total
---------------------------------------------------------------------------------------------
Three months or less                           $23,088            $ 5,388            $28,476
Over three through six months                   10,840              3,855             14,695
Over six through twelve months                   3,286              8,586             11,872
Over twelve months                                 451                100                551
---------------------------------------------------------------------------------------------
  Total                                        $37,665            $17,929            $55,594
=============================================================================================


Borrowings

         The FHLB System functions as a reserve credit facility for financial institutions and certain other home financing institutions. It also provides certain special purpose loan and service programs for its members. As a member of the FHLB System, the Bank is required to own capital stock in the FHLB of Pittsburgh and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain creditworthiness standards have been met. Such advances may be made pursuant to several different credit programs, each with its own interest rate, maximum size of advance and range of maturities. Depending on the program, limitations on the amount of such borrowings are based either on a percentage of the Bank's capital or on the FHLB of Pittsburgh's assessment of the Bank's creditworthiness. See "Regulation of the Bank - Federal Home Loan Bank System". At December 31, 1998, the Bank had $134.5 million in borrowings from the FHLB of Pittsburgh.

         The Company uses borrowings and repurchase agreements as a funding alternative. Included in such borrowings are fundings from commercial cash management relationships.


                                                                        December 31,
---------------------------------------------------------------------------------------------------
                                                               1998           1997           1996
---------------------------------------------------------------------------------------------------
Advances from FHLB of Pittsburgh                            $124,503       $ 79,550        $ 37,598
Repo plus agreements with the FHLB of Pittsburgh              10,000              --         19,000
Repurchase agreements                                        103,852         91,486          51,685
---------------------------------------------------------------------------------------------------
                                                            $238,355       $171,036        $108,283
===================================================================================================


Item 2. Properties.

         The Company neither owns nor leases any real property. At present, it uses the premises, equipment and furniture of Prime Bank, subject to payment of such reasonable compensation, if any, as may be determined from time to time.

         Prime Bank has eight offices in Philadelphia County, five in Bucks County, one office in Chester County, two offices in Delaware County, and eight in Montgomery County, Pennsylvania. Of the twenty-four offices, eight are owned, and sixteen offices are subject to leases. At its home office, Prime Bank offers a full range of customer banking services. Except for safe deposit boxes, these same services are available at each of Prime Bank's other offices. Prime Bank participates in the MAC Money Access Service shared Automated Teller Machine ("ATM") network and the PLUS SYSTEM network which is the leading international system of shared automated teller machines (ATMs) which enables customers to obtain cash almost anytime and almost anywhere they travel in the United States. Twelve offices are equipped with ATMs owned by Prime.


Item 3. Legal Proceedings.

        There are no material legal proceedings to which the Company, the Bank or its subsidiary service corporations are a party or to which any of their properties are subject, other than ordinary routine litigation incidental to its business.


Item 4. Submission of Matters to a Vote of Security Holders.


                                      None



                                     Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

         The Company's common stock is traded on the NASDAQ National Market System under the symbol "PBNK." On March 18, 1999 there were 11,001,806 shares of common stock issued and outstanding, which were held by approximately 900 shareholders of record and approximately 2,600 beneficial owners. The following table sets forth the high and low closing sale prices for the common stock, as quoted on the NASDAQ National Market System, and the dividends declared per share, for the periods indicated.

                                                        Dividends
                                                        Declared
For The Quarter Ended               High        Low    (Per Share)
------------------------------------------------------------------
March 31, 1996                     $9.13      $8.88        $0.085
June 30, 1996                       9.38       9.00         0.085
September 30, 1996                  9.75       9.38         0.085
December 31, 1996                  10.25       9.38         0.085
==================================================================
March 31, 1997                    $11.88      $9.88        $0.085
June 30, 1997                      12.63      10.25         0.085
September 30, 1997                 13.75      11.94         0.085
December 31, 1997                  18.63      13.75         0.095
==================================================================
March 31, 1998                    $19.56     $17.38        $0.095
June 30, 1998                      24.75      19.38         0.095
September 30, 1998                 26.25      15.50         0.095
December 31, 1998                  20.00      15.50         0.110
==================================================================


The listed market makers of Prime's stock are:
----------------------------------------------------------------
F.J. Morrissey & Co., Inc.         Janney Montgomery Scott, Inc.
----------------------------------------------------------------
Advest, Inc.                       Troster Singer Corp.
----------------------------------------------------------------
Wheat First Securities, Inc.       Knight Securities
----------------------------------------------------------------
Ryan Beck & Co. Inc.               Sandler O'Neill & Partners
----------------------------------------------------------------
Tucker Anthony Incorporated
----------------------------------------------------------------

         The Board of Directors of the Company, on May 14, 1998, declared a 2 for 1 stock split payable as a dividend on June 19, 1998 to shareholders of record on May 29, 1998. The trading information set forth above has been adjusted to reflect this stock dividend.

         It is the Company's current policy to pay quarterly cash dividends. Future cash dividends will be subject to determination and declaration by the Board of Directors, which will take into account the Company's financial condition, results of operations, industry standards, economic conditions, and other factors including regulatory and tax considerations. Funds for the payment of the dividends by the Company are generally obtained from the Bank. The amount of dividends that may be declared or paid by the Bank are subject to certain regulatory restrictions.


Item 6. Selected Financial Data.

FINANCIAL CONDITION DATA

                                                                              As of December 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    1998          1997          1996          1995           1994
---------------------------------------------------------------------------------------------------------------------------
Total amount of:
  Assets                                              $1,039,340      $953,425      $926,071      $819,961        $739,231
  Loans receivable, net                                  656,914       630,848       616,893       497,034         441,401
  Investment securities and interest-bearing
    deposits                                             317,677       251,877       239,497       259,328         117,193
  Land acquired for development and resale                 1,705         5,925         8,858        10,405             694
  Deposits                                               702,893       694,444       736,642       644,306         585,066
  Borrowings from Federal Home Loan Bank of
    Pittsburgh                                           134,503        79,550        37,598        37,646          24,694
  Other borrowed money                                   103,852        91,486        70,685        57,622          56,525
  Shareholders' equity                                    89,803        79,864        70,516        69,279          57,369
  Offices open                                                24            24            23            22              20
===========================================================================================================================

SELECTED FINANCIAL DATA

                                                                         Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                           1998          1997        1996 (1)        1995          1994
-------------------------------------------------------------------------------------------------------------------------
Return on average assets                                   1.20%         1.13%         0.46%         0.97%         1.02%
Return on average equity                                  14.42%        13.97%         5.72%        11.89%        11.57%
Average equity to average assets                           8.33%         8.07%         8.13%         8.29%         8.80%
Book value per share                                      $8.18         $7.33         $6.66         $6.58         $5.60
Dividends per share                                       $0.395        $0.350        $0.340        $0.310        $0.270
Dividend payout ratio                                     36.57%        36.65%        91.89%        44.93%        42.86%



OPERATING DATA

                                                                         Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)              1998          1997          1996          1995          1994
-------------------------------------------------------------------------------------------------------------------------
Interest income                                          $76,263       $71,364       $65,664       $58,979       $47,068
Interest expense                                          35,910        34,232        33,140        30,557        21,280
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                       40,353        37,132        32,524        28,422        25,788
Provision for loan losses                                  2,027         3,438         3,837         1,129         1,594
-------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
  losses                                                  38,326        33,694        28,687        27,293        24,194
Fees, service charges and other income                     3,892         3,535         2,625         2,530         2,398
Gain (loss) on sale of:
  Securitization and sale of mortgages                        --           606            --            --            --
  Mortgage loans                                             315            --            --            --            --
  Investments                                                 (6)          135           288           448          (285)
  REO and land acquired for development  & resale           (152)           33            14           (44)          (17)
Mortgage banking activities                                1,475           561           294           509            81
Non-interest expense                                      25,402        22,756        25,995(1)     18,930        16,034
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                18,448        15,808         5,913        11,806        10,337
Income tax expense                                         6,305         5,289         1,896         4,337         3,625
-------------------------------------------------------------------------------------------------------------------------
Net income                                               $12,143       $10,519       $ 4,017       $ 7,469       $ 6,712
=========================================================================================================================
Dividends declared                                       $ 4,331       $ 3,791       $ 2,811       $ 2,351       $ 1,949
=========================================================================================================================
Diluted earnings per share (2)                           $  1.08       $   .96       $   .37       $   .70       $  0.64
=========================================================================================================================

(1) Includes a one time FDIC special insurance assessment of $2.71 million ($1.66 million net of taxes) and restructuring charges of $2.66 million ($1.70 million net of taxes). Excluding these adjustments, return on assets, return on average equity, and average equity to average assets, would have been .85%, 10.48%, 7.98% for the twelve months ended December 31, 1996, respectively.
(2) Earnings per share have been adjusted to reflect stock splits and stock dividend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW


         During 1998 Prime has continued its strategy to grow commercial assets by increasing its penetration into the small business markets in the Philadelphia region. The continuing goal, which began prior to the 1997 conversion to a commercial Bank charter, is to establish Prime as the premier lender to the small business community. In doing so, the Company has changed the mix of assets in order to improve overall profitability. Results for the year 1998 suggest that these strategies are working as the Company reported record earnings, significant growth in commercial assets and improved performance ratios. It is also noteworthy that this was accomplished during a year in which the Company needed to invest in back room technologies, including plans to avoid problems that may be associated with the Y2K issue.


SUMMARY OPERATING RESULTS

         Net income at $12.1 million was the highest in the Company's history, exceeding last year's record of $10.5 million. The increased earnings were 15% ahead of 1997 results and amounted to $1.08 per diluted share compared to $.96 in 1997. Net income per share in 1997 was considerably above the $.37 reported in 1996, which included certain adjustments, a portion of which was related to the acquisition of First Sterling Bancorp, Inc.

         The return on average equity was 14.42 % in 1998, up from 13.97% in 1997 and 5.72% in 1996. The return on average assets was 1.20%, up from 1.13% in 1997 and .46% in 1996.

         The improvement in reported earnings is primarily due to $3.2 million more in net interest income resulting from the increased levels of earning assets and a similar margin (4.26% versus 4.27% in 1997). A lower loan loss provision ($1.4 million less than in 1997) was also a factor although this was partly offset by $.6 million less in gains on the sale of assets. Comparing 1997 to 1996, earnings increased due to higher net interest income (up $4.6 million), gains on the sale of assets and the absence of non-recurring charges related to the acquisition of First Sterling Bancorp and a special Bank insurance assessment.


NET INTEREST INCOME

         Growth in net interest income was the largest factor in the growth in earnings from year to year. Net interest income increased 9% to $40.4 million from $37.1 million in 1997. In 1997 net interest income increased 14% over 1996's $32.5 million. The higher levels of net interest income reflect a shift to a higher yielding commercial asset mix from the savings Bank structure under which Prime previously operated and which emphasized residential lending assets. The Company continues to strive for a balanced loan portfolio with an emphasis on commercial relationships but with a growing consumer portfolio and continued servicing to the residential mortgage market.

         The net interest margin remained consistent, 4.26% in 1998 versus 4.27% in 1997. Lower asset yields (8.02% down from 8.17% in 1997) were generally caused by market conditions and were largely offset by reduced funding costs (3.76% of earning assets, down from 3.90% in 1997). 1997's margin was a significant improvement over 1996's 4.06%.

         One major factor in improved net interest income, aside from a larger volume and a richer mix of earning assets, was the increase in average demand deposits, largely non-interest bearing, of $26.9 million. This increase more than offset decreases in the average of all other deposits amounting to $22.7 million. The decrease in other deposits was mainly attributable to relatively higher cost retail certificates of deposit that were generally not part of an overall banking relationship with Prime Bank (non-core customers). The net result was a decrease in deposit costs as interest bearing deposits declined in favor of non-interest balances. Therefore, despite a $65.4 million increase in borrowed funds, overall interest costs were, as a percent of earnings assets, lower in 1998 than in 1997.

         The increase in borrowed funds on average, $25.9 million represents increased customer funds in the form of repurchase agreements. This relationship funding is another reflection of increased commercial business activity.

         A more detailed analysis of the mix of assets and liabilities and their related interest rates is presented on pages 27 and 28.


 PROVISION FOR LOAN LOSSES

         The provision for loan losses decreased $1.4 million in 1998 from 1997's $3.4 million primarily due to reduced charge-offs and the improved quality of the loan portfolio. 1997 had shown a slight decrease from 1996. A more detailed explanation of the factors considered in determining the proper provision for loan losses is presented in the section "Banking Risks".


NON-INTEREST INCOME

         Non-interest income, excluding gains on the sale of assets increased $1.2 million to $5.3 million in 1998 from $4.1 million in 1997, a 31% increase. Mortgage banking activities accounted for most of this increase as this source of revenues increased from $.56 million in 1997 to $1.48 million in 1998. Deposit fees and other service charges rose by $.57 million from 1997 primarily due to increases in transaction deposit accounts and an increase in standard charges for services. These increases partially offset by a decrease of $.57 million in gains on the sale of assets and $.23 million less in loan fees.

         In 1997 non-interest income was $1.6 million over 1996 levels due primarily to gains on the sale of assets and increased fees and service charges.


NON-INTEREST EXPENSE

         Non-interest expense increased $2.6 million or 12% from $22.8 million in 1997. The major factors contributing to this increase were higher salary and benefit costs, which increased $1.8 million, from $11.4 million to $13.2 million. These costs are largely associated with new employees. The new employees were used to compliment Prime's continuing penetration of the regional commercial markets plus technical staff needed to more effectively serve our customers and to respond to the year 2000 systems issues. In 1997 an increase of $1.8 million compared to the prior year was recorded, excluding certain adjustments recognized in 1996. The adjustments related to Prime's acquisition of First Sterling Bancorp and a special Bank insurance assessment, both recognized in 1996. The expense increase in 1997 included $1.0 million in salary and benefit costs largely as a consequence of the Company's expanded commercial banking activities and a $.6 million increase in occupancy and equipment expense due to technology enhancements and the first full year of costs for certain new operating facilities.

         The Company's efficiency ratios (operating expenses as a percent of net revenues) were 56% in 1998, 55% in 1997 and 59% in 1996.

BALANCE SHEET REVIEW

         Total assets at year-end grew by 9% compared to 1997 versus 3% growth in 1997 compared to 1996. Assets were $1.04 billion at December 31, 1998 compared to $953 million at December 31, 1997 and $926 million at December 31, 1996. The growth in assets, $86 million, was funded by increased customer balances in deposits and other liability products plus $55 million in additional borrowings from the Federal Home Loan Bank (FHLB). Much of the increase in funding was used for loan growth in the commercial and consumer portfolios. Reductions in residential mortgage loans, through loan sales, regular amortization and early payments, amounted to $53 million and were invested in securities at fixed spreads.

         Average total assets for 1998 increased by $77 million, including $72 million in commercial and consumer loans. Residential mortgage prepayments and other actions reduced that portfolio, on average, by $54 million and was replaced by investment portfolio additions.


LOANS

         The emphasis on building commercial relationships resulted in commercial and commercial real estate loans growing a further 20% in 1998 following 27% growth in 1997. As of the respective year ends these loans grew from $276 million in 1996 to $351 million in 1997 and $420 million in 1998. The increases were partially offset by a decrease in residential mortgages from $246 million in 1996 to $182 million in 1997 and $129 million in 1998. The decreases were the result of the policy adopted by management in 1996 to sell certain mortgages in the portfolio and not to retain on the Company's books most new mortgage originations, which were instead sold into the secondary markets. Another factor in the declining mortgage portfolio was a rate environment that fostered a strong refinancing market.


INVESTMENTS

         Growth in the investment portfolios arose from liquidity provided from declining residential mortgage loans and from increases in funding not needed for commercial and consumer loan increases. All incremental portfolio additions, and any reinvestment of maturities in the portfolios, were placed in the "available for sale" category. Consequently, the "held until maturity" portfolio declined from $118 million at the end of 1997 to $56 million at year-end 1998. The larger "available for sale" portfolio provides more flexibility in asset/liability management.


DEPOSITS

         While there was only a 1% increase in overall deposits from December 31, 1997 to December 31, 1998 ($694 million to $703 million), there was a significant change in the mix of the deposits. Demand and savings accounts, which are lower cost accounts, increased from $355 million to $406 million while higher cost certificates of deposit decreased from $339 million to $297 million. The reduced reliance on higher cost certificates of deposit and more emphasis on relationship banking began in 1997. This resulted in overall deposits decreasing from $737 million at December 31, 1996 to $703 million at the end of 1998.



REPURCHASE AGREEMENTS

         Through cash management and other support services to commercial clients, Prime gathers funding in the form of repurchase agreements, borrowings for which Prime offers investment securities as collateral. At December 31, 1998 this activity provided $104 million in funding at an average cost of 4.22%. This compares to $71 million at the end of 1997 at an average cost of 4.92%.

FHLB BORROWINGS

         The Company uses FHLB borrowings as a liquidity tool, including funding for investment opportunities created by market conditions. As of December 31, 1998 $135 million in borrowings from the FHLB were outstanding, most of which were specifically matched to investments and resulted in spreads of from 60 to 170 basis points. At the end of 1997 $80 million in FHLB borrowings were outstanding.

BANKING RISKS

CREDIT RISK

         Credit risk arises from the potential that a borrower or counterparty will fail to perform according to contractual terms. Such risk exists in numerous financial instruments and off-balance sheet items including loans and leases, investments, letters of credit and derivative instruments. The Company strives to maintain strong credit quality through the management of this risk. In its endeavor, the Company attempts to identify, monitor, and control credit risk through the adoption of high underwriting standards and good risk management practices.

         A key element in the establishment of these standards and practices is the implementation of sound lending policies and procedures. The Company's board approved lending policies are comprehensive and are designed to establish accountability for appropriate personnel. Loan approvals are made by at least two experienced banking loan officers with loan officer approval authority based on the size and risk in the credit relationship.

         As part of the credit risk monitoring process, various committees have been established. These committees are intended to ensure that sound underwriting practices are sustained and that management and the Board of Directors are aware of the level of risk in the portfolio. One such committee is the Senior Loan Officers Committee. The committee of officers meets on a monthly basis to review approved and renewed credit relationships that exceed $750 thousand. The review includes, but is not limited to, a discussion on the structure, terms, and repayment ability of these credit relationships.

         The Credit Committee, a committee of directors and senior management, meets six times a year to discuss similar items on credit relationships exceeding $1 million. This committee also reviews relationships above $250 thousand that are considered to have an inordinate amount of risk and relationships that warrant exception to lending policies. In addition to reviewing individual credit relationships, the committee is informed on aggregate portfolio issues such as possible concentrations of credit and potential portfolio exposure arising from Year 2000 risk.

         The Company's independent Loan Review Department provides further assurance that credit risk is identified and controlled. The loan portfolio is monitored closely for any indication of deteriorating credit quality. Individual lending relationships are assessed regularly and provided with a numerical grade based on the estimated level of risk in the relationship. Some of the criteria considered in the evaluation include the borrowing entity's ability to repay the debt, the adequacy of its management, and the industry in which it operates. Also considered in the evaluation is the adequacy of collateral, the ability of guarantors to provide support and the overall structure of the obligation. While it is the loan officer's responsibility to inform management of any change in the credit quality of an individual lending relationship, the independent loan review function provides an additional level of control in the monitoring process.

         The Loan Review Department also examines the portfolio on an aggregate basis by reviewing overall portfolio quality and trends. Management and the Board are regularly informed of the condition of the portfolio and of any situation that may exceed the Company's risk tolerance.


NON-PERFORMING ASSETS


         Non-performing assets decreased to $3.6 million at December 31, 1998 from $4 million at December 31, 1997. The reduction represents the second consecutive year of declines in non-performing assets. The reduction primarily resulted from the sale of real estate owned and repossessed autos. Repossessed assets totaled $702 thousand at December 31, 1998, representing a $255 thousand reduction from year-end 1997. Non-accrual loans, the largest component of non-performing assets, totaled $2.9 million at December 31, 1998 and reduced by $92 thousand from the prior year-end amount.

ALLOWANCE FOR LOAN LOSSES

         While management endeavors to minimize the possibility of loss in its portfolio, it recognizes that losses are intrinsic to the lending process. As such, the adequacy of the allowance for loan losses is monitored closely and is maintained at a level that management believes is sufficient to protect against anticipated and unforeseen losses.

         At December 31, 1998, the allowance for loan losses totaled $9.6 million, or 1.44% of total loans, as compared to $8.5 million, or 1.33% of total loans at December 31, 1997. The increased reserves reflects, in part, growth in the total amount of loans outstanding as well as the changing mix of loan assets. At December 31, 1998, 63% of the loan portfolio was in commercial and commercial real estate receivables as compared to 55% at the end of 1997.

         A detailed and systematic approach is applied in assessing the adequacy of the allowance for losses. Numerous factors are considered in the analysis including economic conditions, portfolio growth and composition, credit quality, delinquency and charge-off trends, historical performance and possible concentrations of credit. The evaluation of the allowance for losses incorporates both identified loss potential among specific loans and the underlying risks inherent in the portfolio. Reserves are allocated to deteriorated commercial and commercial real estate portfolios based on the perceived level of risk in the individual credits. Reserves allocated for consumer and residential portfolios are based on historical losses as well as projected trends. Potential losses are monitored monthly to ensure that an adequate level of reserves is maintained. Given the numerous variables, an increase in the size of the portfolio or a change in any of the assessed components could result in an increase in the allowance for losses despite an overall improvement in credit quality.

         Also incorporated in the analysis is an assessment of Statement of Financial Accounting Standards ("SFAS") 114. Pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan, as amended, impaired loans are evaluated based on the present value of expected future cash flows or the fair value of the underlying collateral if principal repayment is expected to come from the sale or operation of such collateral. At December 31, 1998, impaired loans totaled $1.5 million and required reserves of $507 thousand. These loans consisted primarily of commercial non-accrual loans.


NET CHARGE-OFFS

         Net charge-offs totaled $943 thousand in 1998, representing a significant decrease from the $2.2 million recognized in 1997. The reduction resulted from strong collection efforts coupled with a favorable economy and improved credit quality. Charge-offs in the commercial, commercial real estate and residential portfolios were minimal while charge-offs in the consumer portfolio remained in line with the prior year. The majority of charge-offs were in the credit card and indirect auto portfolios. The Company is no longer active in the indirect auto lending business.

The following table provides key asset quality trends (dollars in thousands).

                                                     1998             1997              1996             1995              1994
--------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                   $   943          $ 2,159           $ 2,713          $ 1,114           $ 1,132
Net charge-offs as % of loans                       0.14%            0.34%             0.43%            0.22%             0.25%

Non-performing loans                              $ 2,911          $ 3,003           $ 7,084          $ 4,838           $ 6,968
Allowance as % of non-performing
  loans                                           328.72%          282.55%           101.72%          125.71%            87.07%

Non-performing assets                             $ 3,613          $ 3,960           $ 8,509           $5,755           $ 7,291
Non-performing assets as % of assets                0.35%            0.42%             0.92%            0.64%             0.99%


Allowance for loan losses                         $ 9,569          $ 8,485           $ 7,206           $6,082           $ 6,067
Allowance as % loans                                1.44%            1.33%             1.15%            1.21%             1.36%
Allowance as % non-performing assets              264.92%          214.21%            84.69%          105.68%            83.21%
================================================================================================================================

*Statistics do not include the impact of a condominium project which was acquired by a deed in lieu of foreclosure in 1995 and classified as land acquired for development and resale. The balance of the condominium project as of December 31, 1998, 1997, 1996 and 1995 was $1.6 million , $5.9 million, $8.9 million and $10.1 million, respectively. Non-performing assets, and the ratio of non-performing assets as a percentage would have been $5.2 million and 0.50% in 1998, $9.9 million and 1.04% in 1997, $17.4 million and 1.88% in 1996, and $15.9 million and 1.93% in 1995.


YEAR 2000 RISK and the Company's State of Readiness

         The Company has been pro-active in regard to the possible consequences that the digital change to a new millennium may have on computers and other operations. Prime is now primarily in the testing phase in its program to avoid problems associated with this worldwide concern sometimes referred to as the "Y2K issue". Testing for all major systems is scheduled for substantial completion by mid-1999.

         Late in 1997 Prime established a team of senior officers to address Y2K issues. This Company-wide effort involved an intense review of all systems and functions that could be affected by the date change in question. Aside from internal systems and functions, outside servicers and customers were subject to review in regard to their Y2K preparedness. The result of this process was the identification of 71 internal systems (six non-information technology related) that may be affected by Y2K and a small number of customers whose systems need still further review and testing. See table II below.

         In accordance with the Company's year 2000 commercial credit policy, an analysis was performed on the commercial and commercial real estate loans to access the Y2K risk inherent in the loan portfolios and to determine whether additional reserves are required to mitigate this risk. This analysis was based on questionnaires as well as interviews with the customers, which were performed by the Company's account officers. The results of the analysis and a second interview with all borrowers rated high or medium risk based on the first interview resulted in the conclusion that less than 9% of the commercial and commercial real estate portfolios is rated high or medium risk and therefore no additional reserves are required.

         Through December 31, 1998, the Company had expensed $126,000 in costs related to the Y2K issue, $25,000 of which was recorded in 1997. It is estimated that an additional $2.0 million of expenditures will be made during the next fourteen months. As some of these future expenditures are capital items, the charge to current operating results is less, as indicated in the table that follows. Y2K project costs are being funded from operating cash flows and are not expected to have a material adverse effect on the Company's results of operations. The estimates set forth herein of the amounts and timing of projected costs do not incorporate any cost efficiencies or extra costs which might arise in connection with the pending merger with Summit Bancorp. Any cost savings or increases will depend upon the timing of consummation of the merger with Summit Bancorp and a corresponding merger of Prime Bank with Summit Bank of Pennsylvania, as well as a number of other technological and operations factors, which have not yet been fully evaluated. Consequently, management is not able to predict, at this time, whether overall Y2K compliance costs will increase or decrease from these estimates.

TABLE  I

                           ESTIMATED Y2K EXPENDITURES

Period   Expenditures                                         Charge to Expense
------------------------------------------------------------------------------------------------------------------------------------
                                            1997              1998              1999             2000
------------------------------------------------------------------------------------------------------------------------------------
1997     $   25,000                       $25,000          $     --           $    --          $    --
1998        376,800                            --           101,100            58,100           60,300
1999      1,561,000                            --                --           478,200          263,600
2000         87,200                            --                --                --           83,000
------------------------------------------------------------------------------------------------------------------------------------
         $2,050,000                        25,000           101,100           536,300          406,900



         The relative completion status of all Y2K projects as of December 31, 1998 is reflected in the following table.


TABLE II

RELATIVE COMPLETION PERCENTS

------------------------------------------------------------------------------------------------------------------------------------
Testing/
Exposure Area                  Assessment     Remediation       Validation       Implementation
------------------------------------------------------------------------------------------------------------------------------------
Information Technology
 (I/T)                            100%             98%              63%               29%

Non-I/T (Vaults, phones,
fax machines, etc.)               100%            100%             100%              100%

3RD parties - Clients              [*]

[*] Only 2% of client base was of sufficient size and systems dependent to be assessed as "high risk" exposures in regard to Y2K. These commercial borrowers are being subject to interviews and other assessments of their Y2K readiness. The current evaluation of this exposure does not lead management to believe that any incremental loss provisions are necessary.

         As of December 31, 1998, of the total seventy-one (71) systems identified for remediation and testing, twenty-five (25) systems had been remediated with testing also completed. An additional forty-one (41) systems had been remediated but were subject to the completion of testing. Only one system had not yet been remediated. Four (4) PC related systems will be corrected in early 1999 when the PC's are replaced.

         A major portion of the Company's Information Technology ("I/T") budget has been devoted to the Y2K problem. This has resulted in delayed implementation of certain upgrades in systems capabilities that may have otherwise occurred. On the other hand, certain Y2K resolution plans have accelerated the upgrade of other system capabilities. The net result is that the Y2K effort has not adversely delayed I/T projects and will not result in a material loss of future revenues or material increases in future expenses.

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

         If no further progress regarding the Company's efforts to avoid Y2K consequences were made, it is possible that there would be material adverse effects on operating results. Customer deposit balances or loans receivable may become inaccurate and lead to losses, the magnitude of which is not reasonably possible to estimate, especially given the alternatives developed in the Company's contingency plans. However, given the level of progress to date and the momentum of the effort, management does not believe that material adverse consequences will develop in the year 2000.

         The Company has developed a Year 2000 Corporate Contingency Plan for "mission critical" systems which was approved at the March 1999 Board Meeting.. Mission critical systems are those that are essential to the Company's daily operating effectiveness. These plans are designed to react in the event that the solutions now in process to resolve Y2K issues are unsuccessful. Such plans involve manual process intervention, staffing increases, outsourcing and other alternatives.

         The Year 2000 statements contained herein and in other securities or regulatory filings of the Company or Prime Bank may not be relied upon as representations or warranties for any purpose other than disclosure for federal securities law compliance purposes.


--------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader in making judgments about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
--------------------------------------------------------------------------------


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

INTEREST RATE RISK

         The risk of losses from adverse interest rate changes is monitored by evaluating the impact, if any, on the Company's net interest income (NII) under a variety of rate assumptions. Management attempts to limit the projected negative impact of interest rate changes on its income. Consequently, if the Company's internal analysis would suggest that a reasonably possible rate projection would result in a significant loss of NII (generally about 5% or more), it would act to mitigate this potential future risk. The steps to mitigate possible interest rate risk include changing the mix of assets and their scheduled maturities. Among the assets most likely for these changes are investment securities available for sale and short-term money market investments. Changing the composition and maturity of certain liabilities is also an alternative management may consider as is the option of using derivative financial instruments to adjust a given interest sensitivity position. At December 31, 1998 and 1997, net interest income simulations using a 200 basis point change in short-term interest rates show that net interest income volatility over the next twelve months would be 2% for both periods.

         In 1998 the Company did not engage in trading account activities and has no current plans to do so. Trading account activities include security positions, generally held for only short-terms, that are primarily intended to generate short term profits.


GAP ANALYSIS

         A starting point for analyzing the possible impact of changing interest rates on NII is a table that groups assets and liabilities according to their expected repricing dates, the periods in which the contractual terms allow for a change in the interest rate. The table that follows displays, as of December 31, 1998, the Company's balance sheet grouped into repricing periods beginning with those assets and liabilities that may be subject to rate changes in the first quarter of 1999. The indicated excess of liabilities subject to change suggests that income may be favorably impacted in the event of lower rates but negatively impacted if rates increase. This conclusion, however, is inappropriate if based solely on the GAP analysis. Other factors, such as the expected pace of rate changes on components of the balance sheet need to be considered. Therefore, management applies computer based modeling that takes into account the GAP information as well as the pace of rate changes in a variety of economic scenarios. The result is an estimate of changes to NII in each of the scenarios and, as indicated above, management would take certain actions if a reasonably possible scenario results in a projected loss of NII of 5% or more.

GAP ANALYSIS
December 31, 1998
(Dollars in thousands)

                                  3 Mo      More 3 Mo    More 6 Mo    More 1 Yr    More 3 Yr    More 5 Yr       More
                                or less     thru 6 Mo    thru 1 Yr    thru 3 Yr    thru 5 Yr   thru 10 Yr      10 Yr        Total
------------------------------------------------------------------------------------------------------------------------------------
Assets:
  Loans                        $311,222      $26,771      $47,452     $109,339      $90,689      $65,135       $15,045     $665,653
  Investments                    56,644       35,642       56,712       79,417       25,779       29,733        23,444      307,371
  Interest bearing deposits      10,306           --           --           --           --           --            --       10,306
------------------------------------------------------------------------------------------------------------------------------------
     Total earning assets       378,172       62,413      104,164      188,756      116,468       94,868        38,489      983,330
------------------------------------------------------------------------------------------------------------------------------------
   Non-accruing loans               291          582          582          728          728           --            --        2,911
   Real estate owned                211          211          211           69           --           --            --          702
   Allowance for loan losses         --         (957)      (1,914)      (2,871)      (3,827)          --            --       (9,569)
   Other assets                      --           --           --           --           --           --        61,966       61,966
------------------------------------------------------------------------------------------------------------------------------------
     Total assets              $378,674      $62,249     $103,043     $186,682     $113,369      $94,868      $100,455   $1,039,340
====================================================================================================================================

Liabilities and equity
------------------------------------------------------------------------------------------------------------------------------------
  Deposits                     $237,577      $64,980      $75,635    $ 132,718      $88,534    $ 103,449         $  --     $702,893
  Borrowings                    112,355        2,000           --           --      109,000       15,000            --      238,355
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing
       liabilities              349,932       66,980       75,635      132,718      197,534      118,449            --      941,248
------------------------------------------------------------------------------------------------------------------------------------
  Other liabilities                  --           --           --           --           --           --         8,289        8,289
  Equity                             --           --           --           --           --           --        89,803       89,803
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and      $349,932      $66,980      $75,635    $ 132,718     $197,534    $ 118,449       $98,092   $1,039,340
      equity
====================================================================================================================================
GAP                            $ 28,240      $(4,567)     $28,529    $  56,038     $(81,066)    $(23,581)      $38,489      $42,082
Cumulative GAP                 $ 28,240      $23,673      $52,202    $ 108,240     $ 27,174     $  3,593       $42,082

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                            1998                            1997                             1996
------------------------------------------------------------------------------------------------------------------------------------
                                    Average  Interest                Average    Interest               Average    Interest
                                    Balance  Inc./Exp.     Yield     Balance    Inc./Exp.    Yield     Balance    Inc./Exp.    Yield
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:

  Loans receivable (1)(2)
     Commercial & commercial
         real estate                $380,898  $34,844      9.15%    $316,006    $29,663      9.39%     $250,334    $23,104     9.23%
     Consumer                        111,494   10,330      9.27%     104,375      9,853      9.44%       87,163      7,789     8.94%
     Residential                     152,829   11,648      7.62%     206,631     15,807      7.65%      221,952     18,569     8.37%
------------------------------------------------------------------------------------------------------------------------------------
                                     645,221   56,822      8.81%     627,012     55,323      8.82%      559,449     49,462     8.84%
------------------------------------------------------------------------------------------------------------------------------------


    Investment securities (3)        287,841   18,483      6.44%     241,824     15,734      6.51%      241,489     16,207     6.71%
    Interest-bearing deposits         22,078    1,258      5.43%       8,313        607      7.30%        8,485        295     3.48%
------------------------------------------------------------------------------------------------------------------------------------
      Total interest earning
       assets                        955,140   76,563      8.02%     877,149     71,664      8.17%      809,423     65,964     8.15%
------------------------------------------------------------------------------------------------------------------------------------
        Allowance for loan losses     (9,188)      --                 (8,393)        --                  (6,421)        --
------------------------------------------------------------------------------------------------------------------------------------
      Non-interest earning
       assets                         64,753       --                 64,988         --                  63,500         --
------------------------------------------------------------------------------------------------------------------------------------
        Total assets              $1,010,705  $76,563               $933,744    $71,664                $866,502    $65,964
------------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities:
  Passbook/statement                 $63,304   $1,159      1.83%     $62,396     $1,169      1.87%      $63,827     $1,338     2.10%

  Money market                       146,181    5,180      3.54%     132,436      4,313      3.41%      120,817      4,334     3.59%
  Checking accounts                  115,887        7      0.01%      92,853        281      0.28%       73,627        578     0.79%
  N.O.W. accounts                     43,277      239      0.55%      39,389        247      0.63%       40,720        782     1.92%
  Time deposits                      343,713   18,386      5.35%     381,129     20,496      5.38%      371,773     19,679     5.29%
------------------------------------------------------------------------------------------------------------------------------------
                                     712,362   24,971      3.51%     708,203     26,506      3.74%      670,764     26,711     3.98%
------------------------------------------------------------------------------------------------------------------------------------

  FHLB advances and other
    borrowings                       208,852   10,939      5.24%     143,421      7,726      5.39%      116,289      6,429     5.53%
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                    921,214   35,910      3.90%     851,624     34,232      4.02%      787,053     33,140     4.21%
------------------------------------------------------------------------------------------------------------------------------------
  Other liabilities                    5,300       --        --        6,810         --        --         8,977         --        --
  Shareholders' equity                84,191       --        --       75,310         --        --        70,472         --        --
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity        $1,010,705  $35,910               $933,744    $34,232                $866,502    $33,140
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/interest
  rate spread                                 $40,653      4.12%                $37,432      4.15%                 $32,824     3.94%
====================================================================================================================================
Net interest earning assets/
  net yield on interest-earning
  assets                             $33,926               4.26%     $25,525                 4.27%      $22,370                4.06%
====================================================================================================================================
Interest earning assets
  to interest-bearing liabilities        104%                            103%                               103%
====================================================================================================================================

(1) Non-accrual loans are included in loans.
(2) Yields on loans include income from origination fees, net of costs.
(3) Tax free interest income is calculated on a tax equivalent basis.

RATE/VOLUME ANALYSIS


         The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.


                                                      Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                       1998 vs. 1997                                   1997 vs. 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                 Increase (Decrease) Due to                      Increase (Decrease) Due to
------------------------------------------------------------------------------------------------------------------------------------
                                            Volume            Rate          Total           Volume            Rate           Total
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loan portfolio
     Commercial & commercial real
        estate                            $ 6,578         $ (1,397)       $ 5,181           $5,992           $  567          $6,559
     Consumer                                 672             (195)           477            1,539              525           2,064
     Residential                           (4,116)             (43)        (4,159)          (1,282)          (1,480)         (2,762)
------------------------------------------------------------------------------------------------------------------------------------
                                            3,134           (1,635)         1,499            6,249             (388)          5,861
------------------------------------------------------------------------------------------------------------------------------------
  Investments                               2,994             (186)         2,749               22             (495)           (473)
  Interest earning deposits                 1,005             (413)           651               (6)             318             312
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets          7,133           (2,234)         4,899            6,265             (565)          5,700
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Passbook/statement                           17              (27)           (10)             (30)            (139)           (169)
  Money market                                448              419            867              417             (438)            (21)
  Checking accounts                            70             (344)          (274)             152             (449)           (297)
  N.O.W. accounts                              24              (32)            (8)             (26)            (509)           (535)
  Time deposits                            (2,012)             (98)        (2,110)             495              322             817
------------------------------------------------------------------------------------------------------------------------------------
                                           (1,453)             (82)        (1,535)           1,008           (1,213)           (205)
------------------------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank
  advances and other borrowings             3,525             (312)         3,213            1,500             (203)          1,297
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          2,072             (394)         1,678            2,508           (1,416)          1,092
------------------------------------------------------------------------------------------------------------------------------------
Change in net interest income             $ 5,061         $ (1,840)       $ 3,221          $ 3,757           $  851         $ 4,608
====================================================================================================================================

LIQUIDITY RISK

         The management process in this regard is to preserve stable, reliable and cost effective sources of cash to fund loan growth as well as unexpected outflows of deposits or other liabilities. As part of our liquidity management we seek to avoid concentrations in a limited number of liability sources and minimize reliance on volatile large liabilities. The following table summarizes Prime Bancorp's funding profile at December 31, 1998.

Product Category                             % of Total
----------------                               Funding
Retail transaction deposits                     43.2%
Time deposits                                   31.5%
Customer repurchase agreements                  11.0%
Other borrowings                                14.3%
                                               -----
                                               100.0%
                                               =====

         From the above table, management concludes that 85.7% of its funding is from core, local relationships. In addition to the above, the Company has access to certain capital markets and can use funding vehicles such as securitizations or large dollar liabilities. Core deposits, however, remain the Company's main source of liquidity. Accordingly, branch development, including possible branch expansion is always a planning consideration.

Item 8. Financial Statements and Supplementary Data.



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except for share data)

                                                                                      December 31,
--------------------------------------------------------------------------------------------------------
                                                                                  1998           1997
--------------------------------------------------------------------------------------------------------
Assets:
Cash and due from Banks                                                      $   31,027     $   23,068
Interest-bearing deposits                                                        10,306         18,161
--------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                      41,333         41,229
--------------------------------------------------------------------------------------------------------

Investment securities (market value of $57,171 and $118,848)                     56,436        117,988
Investment securities available for sale                                        250,935        115,728

Loans receivable                                                                666,483        639,333
  Allowance for loan losses                                                      (9,569)        (8,485)
--------------------------------------------------------------------------------------------------------
  Loans receivable, net                                                         656,914        630,848
--------------------------------------------------------------------------------------------------------
Loans held for sale                                                               2,081          3,229
Accrued interest receivable                                                       7,659          7,429
Real estate owned                                                                   702            957
Land acquired for development and resale                                          1,705          5,925
Property and equipment, net                                                       9,652         10,023
Other assets                                                                     11,923         20,069
--------------------------------------------------------------------------------------------------------
  Total assets                                                               $  953,425      1,039,340
========================================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
  Deposits                                                                   $  702,893       $694,444
  Repurchase agreements                                                         103,852         91,486
  Borrowings from Federal Home Loan Bank of Pittsburgh                          134,503         79,550
  Other liabilities                                                               8,289          8,081
--------------------------------------------------------------------------------------------------------
  Total liabilities                                                             949,537        873,561
--------------------------------------------------------------------------------------------------------

Commitments & contingencies (Note 16)
Shareholders' equity:
  Serial preferred, $1 par value; 2,000,000 shares authorized unissued               --             --
  Common stock, $1 par value; 13,000,000 shares authorized
     10,984,833 and 10,888,532 shares issued and outstanding                     10,985         10,888
  Additional paid-in capital                                                     34,435         33,652
  Retained earnings                                                              43,696         35,884
  Accumulated other comprehensive income                                            687           (560)
--------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                     89,803         79,864
--------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                 $1,039,340       $953,425
========================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands. except for share data)                                       Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                              1998            1997            1996
---------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and fees                                                        $    56,822     $    55,323      $    49,462
  Investment securities                                                      18,183          15,434           15,907
  Interest-bearing deposits                                                   1,258             607              295
---------------------------------------------------------------------------------------------------------------------
    Total interest income                                                    76,263          71,364           65,664
---------------------------------------------------------------------------------------------------------------------

Interest expense:
  Deposits                                                                   24,971          26,506           26,711
  Short-term borrowings                                                       5,258           7,422            5,272
  Long-term borrowings                                                        5,681             304            1,157
---------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                   35,910          34,232           33,140
---------------------------------------------------------------------------------------------------------------------
    Net interest income                                                      40,353          37,132           32,524
---------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                     2,027           3,438            3,837
---------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses                      38,326          33,694           28,687
---------------------------------------------------------------------------------------------------------------------

Non-interest income:
  Fees and service charges                                                    2,778           2,433            1,864
  Gain on sale of assets                                                        200             774              302
  Mortgage banking income                                                     1,475             561              294
  Other                                                                       1,071           1,102              761
---------------------------------------------------------------------------------------------------------------------
    Total non-interest income                                                 5,524           4,870            3,221
---------------------------------------------------------------------------------------------------------------------

Non-interest expense:
  Salaries and employee benefits                                             13,262          11,436           10,437
  Occupancy and equipment                                                     5,667           5,584            4,985
  Federal insurance premiums                                                    339             365              753
  FDIC special insurance assessment                                              --              --            2,713
  Restructuring and other merger related expenses                                --              --            2,260
  Other                                                                       6,134           5,371            4,847
---------------------------------------------------------------------------------------------------------------------
    Total non-interest expense                                               25,402          22,756           25,995
---------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                 18,448          15,808            5,913
  Income taxes                                                                6,305           5,289            1,896
---------------------------------------------------------------------------------------------------------------------
Net income                                                              $    12,143     $    10,519      $     4,017
=====================================================================================================================

Earnings per share:
  Basic                                                                 $      1.11     $      0.97      $      0.38
  Diluted                                                                      1.08            0.96             0.37

Weighted average number of shares outstanding:
  Basic                                                                  10,947,717      10,802,888       10,481,364
  Diluted                                                                11,254,925      10,988,018       10,823,462

Dividends declared per share                                            $     0.395     $     0.350      $     0.340
=====================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands)

---------------------------------------------------------------------------------------------------
                                                1998               1997             1996
---------------------------------------------------------------------------------------------------
Common Stock:
Beginning of period                           $10,888            $10,582           $10,540
Stock Options                                      97                306                42
                                              -------            -------           -------
End of period                                  10,985             10,888            10,582
                                              -------            -------           -------

Additional paid in capital:
Beginning of period                            33,652             32,099            31,934
Stock options                                     281                844                91
Tax benefit associated with the exercise
of stock options                                  502                709                74
                                              -------            -------           -------
End of period                                  34,435             33,652            32,099
                                              -------            -------           -------

Retained earnings
Beginning of period                            35,884             29,156            27,950
Net Income                                     12,143  $12,143    10,519  $10,519  $ 4,017  $4,017
                                                       -------            -------           ------
Dividends declared                             (4,331)            (3,791)           (2,811)
                                              -------            -------           -------
End of period                                  43,696             35,884            29,156
                                              -------            -------           -------

Accumulated comprehensive income:
Beginning of period                              (560)            (1,321)           (1,145)
Unrealized holding gains on securities
arising during period, net of taxes                      1,243              1,243               11
Less reclassification adjustment for
(gains) losses included in net income                        4               (482)            (187)
                                                       -------            -------           ------
Other comprehensive income                      1,247    1,247       761      761     (176)   (176)
                                              -------  -------   -------  -------  -------  ------
Comprehensive income                                   $13,390            $11,280           $3,841
                                                       -------            -------           ------
End of period                                     687               (560)           (1,321)
                                              =======            =======           =======
Total shareholders' equity                    $89,803             79,864           $70,516
                                              =======            =======           =======

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                                  Years Ended December 31,
-----------------------------------------------------------------------------------------------------------
                                                                1998              1997             1996
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                $  12,143         $  10,519        $   4,017
  Adjustments to reconcile net income to net cash
     from operating activities:
  Depreciation and amortization of intangibles                  2,417             2,462            2,443
  (Gain) loss on:
     Loans held for sale                                       (1,522)             (418)             (99)
     Sale of investment securities                                  6              (741)            (288)
     Land acquired for development and resale and REO             152               (33)             (14)
  Provision for loan losses                                     2,027             3,438            3,837
  Loans held for sale:
      Originations, net of repayments                         (57,496)          (27,839)          (7,855)
      Sales                                                    60,166            22,988            9,492
  (Increase) decrease in other assets and accrued
   interest receivable                                          7,651            (7,023)          (1,565)
  Increase (decrease) in other liabilities                        188            (2,284)            (462)
-----------------------------------------------------------------------------------------------------------
    Net cash provided from operating activities                25,732             1,069            9,506
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of investment securities                          (10,710)          (44,682)         (35,314)
  Repayment of investment securities                           72,262            25,212           23,029
  Sales of investment securities                                   --            12,285               --
  Purchases of investment securities available for sale      (226,411)          (54,165)         (63,087)
  Repayments of investment securities available for sale       43,206            32,882           24,333
  Sales of investment securities available for sale            49,648            50,104           40,443
  Loans receivable                                            (28,294)          (36,813)        (121,829)
  Proceeds from sale of land acquired for development
    and resale                                                  5,546             3,443            2,735
  Increase in land acquired for development and resale         (1,478)           (1,831)          (1,188)
  Purchase of property and equipment                           (1,731)             (510)          (2,077)
  Proceeds from sale of property and equipment                     43                --               --
  (Increase) decrease in real estate owned                     (1,064)              823               --
  Proceeds from sale of real estate owned                       1,520             3,299              367
-----------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                    (97,463)           (9,953)        (132,588)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in deposits                                        8,449           (42,198)          92,336
  Borrowings from the FHLB of Pittsburgh                      221,200           557,276           46,200
  Repayments of borrowings from the FHLB of Pittsburgh       (166,247)         (534,324)         (46,248)
  Increase in repurchase agreements                            12,366            39,801           13,063
  Decrease in advance payments by borrowers for taxes and
    insurance                                                    (153)             (388)            (299)
  Net proceeds from issuance of common stock                      378             1,150              133
  Cash dividends paid                                          (4,158)           (3,668)          (2,529)
-----------------------------------------------------------------------------------------------------------
    Net cash provided from financing activities                71,835            17,649          102,656
-----------------------------------------------------------------------------------------------------------
  Net change in cash and cash equivalents                         104             8,765          (20,426)
Cash and cash equivalents:
  Beginning of year                                            41,229            32,464           52,890
  End of year                                               $  41,333         $  41,229        $  32,464
===========================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the year for:
    Interest                                                $  36,590         $  36,011        $  33,165
    Income taxes                                                5,602             2,818            3,100
  Securitization of residential loans                              --            17,798            2,091
  Transfer of loans held for sale to loans receivable              --                --            3,136
  Transfer of loans to real estate owned                           --             3,711            1,269
===========================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the significant accounting policies of Prime Bancorp, Inc. and subsidiaries (the "Company"). The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"), which have been applied on a consistent basis.

BUSINESS

         The Company's principal subsidiary is Prime Bank (the "Bank") whose principal business consists of attracting deposits and obtaining borrowings, then converting those deposits and borrowings into various types of loans and investments. These operations are conducted through a branch network in Southeastern Pennsylvania. The Bank is subject to competition from other financial institutions and is also subject to the regulations of certain government agencies and undergoes periodic examinations by those regulatory authorities.

         Prime Bank, a savings Bank, merged with First Sterling Bank, a commercial Bank, on October 1, 1997. The Bank operates under the name Prime Bank and functions as a commercial Bank and is a member of the Federal Reserve System whose deposits are insured by the Bank Insurance Fund ("BIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). Prior to this, on March 19, 1996, Prime Bank, a federal savings Bank, converted into a Pennsylvania chartered stock savings Bank with the legal name, "Prime Bank, a savings Bank". After the conversion, the Bank continued to do business under the name "Prime Bank" and the Bank's deposits continued to be insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC until its merger with First Sterling Bank.

BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant interCompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified for comparative purposes.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

INVESTMENT SECURITIES

         Securities classified as held-to-maturity are those securities in which the Company has the ability and intent to hold the securities until maturity and are recorded at cost, adjusted for the amortization and accretion of premiums and discounts. All other securities not included in held-to-maturity are classified as available-for-sale and are recorded at fair value.

         Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

          Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

REAL ESTATE OWNED

         Real estate acquired in partial or full satisfaction of loans are classified as Real Estate Owned ("REO"). Prior to transferring a real estate loan to REO, it is written down to the lower of cost or fair value less costs to sell. This write-down is charged to the allowance for loan losses. Subsequently, REO is carried at the lower of cost or fair value less estimated costs to sell.


LAND ACQUIRED FOR DEVELOPMENT AND RESALE

         Land acquired for development and resale represents land and construction in progress and is carried at the lower of cost or fair value.


PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method based upon the lesser of the lease term (where applicable) or the estimated useful lives of the related property, which range from 5 to 40 years. Maintenance and repairs are expensed as incurred.


LOANS RECEIVABLE

         Loans are stated at the principal amount outstanding, less unearned discounts and net deferred loan origination fees. Interest income is recognized on the accrual basis. Generally, loans are placed on non-accrual status when the loan becomes past due by 90 days or more as to principal or interest. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current interest income. A loan is returned to accrual status only when the borrower has brought principal and interest current and full collectibility is reasonably assured.

         Fees earned for servicing loans for others are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. If the Bank sells loans and continues to service such loans for the investor, the computation of the gain or loss is adjusted to allow for a normal servicing fee over the estimated remaining maturities of the loans sold. Normal servicing fees are based on the minimum servicing rates of the relevant federally-sponsored market makers or comparable rates for transactions with other investors. The resulting deferral is amortized as an adjustment of servicing fee income over a period generally not in excess of 7 years.

         The Company defers loan origination fees less certain direct costs, and subsequently recognizes them as an adjustment of the loan's yield over the contractual life of the loan using the level-yield method.


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is based on a periodic evaluation of the loan portfolio and is maintained at a level that management considers adequate to absorb estimated potential losses inherent in the portfolio. Management considers a variety of factors, and recognizes the inherent risk of loss that always exists in the lending process. Management uses a disciplined methodology to estimate the appropriate level of allowance for loan losses. This methodology includes an evaluation of loss potential from individual problem credits, as well as anticipated specific and general economic factors that may adversely affect collectibility.

         Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio. This evaluation is inherently subjective as it requires material estimates, including, among others, the amounts and timing of expected future cash flows on impaired loans, estimated losses on consumer loans and residential mortgages, and general amounts for historical loss experience, economic conditions, uncertainties in estimating losses and inherent risks in the various credit portfolios, all of which may be susceptible to significant change.

         Pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, impaired loans, consisting of nonaccrual and restructured commercial and commercial real estate loans, are considered in the methodology for determining the allowance for credit losses. Impaired loans are generally evaluated based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or the fair value of the underlying collateral if principal repayment is expected to come from the sale or operation of such collateral. All payments received are applied to the principal balance.


LOANS HELD FOR SALE

         As part of its mortgage banking activities the Bank originates and subsequently securitizes or sells single family residential mortgage loans which meet the underwriting and securitization characteristics of certain market makers. Loans originated for sale are recorded as loans held for sale and are valued at the lower of aggregate cost or market.

GOODWILL AND OTHER INTANGIBLE ASSETS


         Goodwill is amortized on a straight-line basis over periods ranging from 10 to 15 years. Other intangible assets are amortized using accelerated or straight-line methods over their respective estimated useful lives. On a periodic basis, management reviews goodwill and other intangible assets and evaluates events or changes in circumstances that may indicate impairment in the carrying amount of such assets. In such instances, the Company measures impairment on a discounted future cash flow basis.


OFF BALANCE SHEET FINANCIAL INSTRUMENTS (DERIVATIVE CONTRACTS)


         The Company uses off-balance sheet financial derivatives as part of the overall asset/liability management process and also to manage risk related to changes in interest rates. Financial derivatives primarily consist of interest rate swaps.

         Interest rate swaps are agreements with a counterparty to exchange periodic interest payments calculated on a notional principal amount.

         Interest rate swaps, caps and floors that modify the interest rate characteristics (such as from fixed to variable, variable to fixed, or one variable index to another) of designated interest-bearing assets or liabilities are accounted for under the accrual method. Under this method, the net amount payable or receivable from the derivative contract is accrued as an adjustment to interest income or expense of the designated instrument.

         Changes in fair value of financial derivatives accounted for under the accrual method are not reflected in the financial results. Realized gains and losses, except losses on terminated interest rate caps and floors, are deferred as an adjustment to the carrying amount of the designated instruments and amortized over the shorter of the remaining original life of the agreements or the designated instruments.

MORTGAGE SERVICING RIGHTS

         The Company recognizes as separate assets the right to service mortgage loans based on the fair value of those rights. Fair value is determined by calculating the discounted present value of estimated expected net future cash flows, considering estimated prepayments and defaults, projected interest rates and other factors. For purposes of evaluating and measuring impairment, capitalized mortgage servicing rights ("MSRs") are aggregated into groups having homogeneous risk characteristics, based on the attributes of the underlying loans, and are separately valued, using appropriate assumptions for each risk group. The MSRs are amortized over a period generally not in excess of 7 years.

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

INCOME TAXES

         The Company and its wholly owned subsidiaries file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

         SFAS No. 128, Earnings Per Share, which superseded Accounting Principles Board ("APB") No. 15, Earnings Per Share, establishes standards for the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. It replaced the presentation of primary EPS with basic EPS which, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. All prior period EPS amounts have been restated to reflect the provisions of this statement.

         All share amounts reflected in these financial statements have been restated to reflect the effect of stock splits and stock dividends.


COMPREHENSIVE INCOME

         SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in financial statements. The Company adopted this statement in the first quarter of 1998 and has presented the required information about comprehensive income in the consolidated statement of shareholders' equity.

ACCOUNTING STANDARDS


         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the reporting, disclosure and presentation of the Company's operating segments, products and services, geographic areas, and major customers. SFAS 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise but retains the requirement to report information about major customers. It amends SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This Statement is effective for fiscal years beginning after December 15, 1997. Management considers the Company to have only one segment under the guidelines of SFAS 131 and reports accordingly.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivaties") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of certain exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposures. This statement is effective for all fiscal quarters of fiscal years beginning after December 15, 1999. Earlier adoption is permitted. The Company has not yet determined the impact, if any, of this Statement, including its provisions for the potential reclassifications of investment securities, on net income, financial condition or equity.

STOCK OPTION PLAN

         The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

1. ACQUISITION


         On December 31, 1996, the Company acquired First Sterling Bancorp, Inc. ("FSB") in a transaction structured as a pooling of interests. Each outstanding share of common stock of FSB was exchanged for one share of the Company. This resulted in the issuance of approximately 3.32 million shares of Company stock. In connection with the First Sterling Bancorp, Inc. merger and as required by the Convertible Subordinated Debentures agreement, at December 31, 1996 the Company also converted the $1.05 million principal amount of debentures issued in 1990 and 1991 by First Sterling Bancorp, Inc. to 221,020 shares of Prime stock. The transaction was tax-free to the shareholders for federal income tax purposes. The above shares have been adjusted for 2 for 1 stock split.

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.


                                      Year Ended
                                     December 31,
-------------------------------------------------
                                          1996
-------------------------------------------------
Net interest income:
  Prime Bancorp                         $23,808
  First Sterling                          8,716
-------------------------------------------------
  Combined                              $32,524
=================================================
Net income:
  Prime Bancorp                         $ 3,265
  First Sterling                            752
-------------------------------------------------
  Combined                              $ 4,017
=================================================
Total shareholders' equity:
  Prime Bancorp                         $57,037
  First Sterling                         13,479
-------------------------------------------------
  Combined                              $70,516
=================================================

3. STOCK OPTION PLAN

         The Company's Incentive Stock Option Plan provides for the grant of stock options to directors and certain employees of the Company or its subsidiaries. The option plan is administered by a compensation committee of the board of directors of the Company. The exercise price under the option plan must be at least equal to the fair market value of the shares on the date of grant, and no option may be exercisable after the expiration of ten years from the date it is granted.

The following table presents stock option data related to the plan:

                                 Weighted-
                                  Average
Shares in thousands           Exercise Price     Shares
----------------------------------------------------------
----------------------------------------------------------
December 31, 1995               $ 5.52           654,186
     Granted                      9.01           323,000
     Options Exercised            3.20           (41,582)
December 31, 1996                 6.82           935,604
     Granted                     17.61            99,000
     Options Exercised            3.76          (306,218)
December 31, 1997                 9.54           728,386
     Granted                     18.03            67,250
     Options Exercised            6.69          (115,978)
December 31, 1998                10.85           679,658
==========================================================

         The fair value of stock options granted during 1998, 1997 and 1996 was $243, $260 and $436 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998--expected dividend yield 2.8%, risk-free interest rate of 4.58%, expected volatility of stock over the expected life of the options of 31.6%, and an expected life of five years; 1997--expected dividend yield 2.2%, risk-free interest rate of 5.46%, expected volatility of stock over the expected life of the options of 25.2%, and an expected life of five years; 1996--expected dividend yield 3.3%, risk-free interest rate of 5.80%, expected volatility of stock over the expected life of the options of 13.8%, and an expected life of five years. Shares of common stock available for the granting of options under the plan at December 31, 1998, 1997 and 1996 were 101,706, 168,956 and 267,956, respectively.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated on the following table.

                                       1998        1997        1996
---------------------------------------------------------------------
Net income          As reported      $12,143     $10,519      $4,017
                    Pro forma         11,985      10,181       3,323

Earnings per share:
   Basic            As reported         1.11        0.97        0.38
                    Pro forma           1.09        0.94        0.32
   Diluted          As reported         1.08        0.96        0.37
                    Pro forma           1.06        0.93        0.31
=====================================================================

         Pro forma net income reflects only options granted from 1996 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected over the applicable vesting period for the options and compensation cost for options granted prior to January 1, 1996 is not considered.


The following table summarizes information about options outstanding at December 31, 1998:

                                   Options Outstanding                                           Options Exercisible
-----------------------------------------------------------------------------------    ---------------------------------------
                                           Weighted-Average
       Range of              Number            Remaining        Weighted-Average            Number         Weighted-Average
   Exercise Prices        Outstanding      Contractual Life      Exercise Price           Outstanding       Exercise Price
------------------------------------------------------------------------------------------------------------------------------
   $ 7.39 to $10.25         518,408              7.00                $ 8.70                 435,908             $ 8.65
    14.82 to  18.00          97,250              9.59                 16.80                  97,250              16.80
    18.63 to  26.00          64,000              9.05                 19.20                  64,000              19.20
------------------------------------------------------------------------------------------------------------------------------
   $ 7.39 to $26.00         679,658              7.56                $10.85                 597,158             $ 7.56
==============================================================================================================================

4. INVESTMENT SECURITIES

Investment securities at December 31, 1998 and 1997 were comprised of the following:

                                                      1998                                             1997
------------------------------------------------------------------------------------------------------------------------------------
                                                   Gross       Gross                              Gross        Gross
                                    Amortized   Unrealized  Unrealized     Fair     Amortized   Unrealized   Unrealized     Fair
                                       Cost        Gains       Losses      Value      Cost        Gains        Losses       Value
------------------------------------------------------------------------------------------------------------------------------------
Held to Maturity
------------------------------------------------------------------------------------------------------------------------------------
State and municipal                 $  6,732      $  346      $  --     $  7,078    $  6,735      $267        $  --      $  7,002
Mortgage backed securities            34,304         397         (9)      34,692     106,563       726         (133)      107,156
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                 41,036         743         (9)      41,770     113,298       993         (133)      114,158
Other securities                      15,400           1         --       15,401       4,690        --           --         4,690
------------------------------------------------------------------------------------------------------------------------------------
                                    $ 56,436      $  744      $  (9)    $ 57,171    $117,988      $993        $(133)     $118,848
====================================================================================================================================

Available for Sale
------------------------------------------------------------------------------------------------------------------------------------
U.S. Govt & U.S. Govt agency        $123,380      $  975      $  (1)    $124,354    $ 64,483      $129        $ (39)     $ 64,573
Mortgage-backed securities           108,861         298       (547)     108,612      51,544       135         (824)       50,855
Corporate Bonds                       17,316         332         --       17,648          --        --           --           --
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                249,557       1,605       (548)     250,614     116,027       264         (863)      115,428
Other securities                         300          21         --          321         300        --           --           300
------------------------------------------------------------------------------------------------------------------------------------
                                    $249,857      $1,626      $(548)    $250,935    $116,327      $264        $(863)     $115,728
------------------------------------------------------------------------------------------------------------------------------------

         Gross gains of $45, $294, and $296 and gross losses of $51, $159, and $8 were realized on sales of investment securities available for sale for the years ended December 31, 1998, 1997, and 1996 respectively.

         The amortized cost and estimated market value of investment securities at December 31, 1998, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


-------------------------------------------------------------------------------------------------------------------------
                                            Within           1  to             5 to            After 10
                                            1 Year          5 Years          10 Years            Years             Total
-------------------------------------------------------------------------------------------------------------------------
Held to Maturity
-------------------------------------------------------------------------------------------------------------------------
State and municipal                        $    --          $    --           $ 6,732         $     --          $  6,732
Mortgage backed securities                      --            1,350             4,718           28,236            34,304
-------------------------------------------------------------------------------------------------------------------------
Total debt securities                           --            1,350            11,450           28,236            41,036
-------------------------------------------------------------------------------------------------------------------------
Fair value                                 $    --          $ 1,357           $11,887         $ 28,526          $ 41,770
Weighted-average yield                          --            7.10%             5.79%            6.82%             6.55%
=========================================================================================================================

Available for Sale
-------------------------------------------------------------------------------------------------------------------------
U.S. Govt & U.S. Govt agency               $33,497          $44,936           $44,947         $     --          $123,380
Mortgage-backed securities                      --               --             3,621          105,240           108,861
Corporate bonds                                 --            7,033                --           10,283            17,316
-------------------------------------------------------------------------------------------------------------------------
Total debt securities                       33,497           51,969            48,568          115,523           249,557
-------------------------------------------------------------------------------------------------------------------------
Fair value                                 $33,729          $52,402           $48,834         $115,649          $250,614
Weighted-average yield                       5.82%            6.07%             6.43%            6.63%             6.36%
-------------------------------------------------------------------------------------------------------------------------

         The carrying value of investment securities pledged to secure public funds on deposit and securities sold under agreements to repurchase is as follows:
                                           December 31,
-----------------------------------------------------------
                                        1998         1997
-----------------------------------------------------------
Secure public funds on deposit        $25,962      $19,480
Secure repurchase agreements          115,521       94,708
-----------------------------------------------------------
                                     $141,483     $114,188
===========================================================

5. LOANS RECEIVABLE

Loans receivable at December 31, 1998 and 1997 were comprised of the following:

                                           1998            1997
-----------------------------------------------------------------
First mortgage loans:
  Residential:
    One to four units                   $129,622        $181,375
    Over four units                          564             932
  Commercial real estate loans(1)        243,846         211,395
-----------------------------------------------------------------
  Total first mortgage loans             374,032         393,702
-----------------------------------------------------------------
Other loans:
  Commercial                             175,432         139,989
  Consumer                               116,905         105,870
-----------------------------------------------------------------
    Total other loans                    292,337         245,859
-----------------------------------------------------------------
    Total loans                          666,369         639,561
-----------------------------------------------------------------
Deferred loan fees                           114            (228)
Allowance for loan losses                 (9,569)         (8,485)
-----------------------------------------------------------------
Total loans receivable, net             $656,914        $630,848
=================================================================

(1) Includes construction loans of $51.9 million in 1998 and $38.2 million in 1997.

         As of December 31, 1998 and 1997, the Bank had impaired loans totaling approximately $1,474 and $1,677, all of which had a related allowance for impairment. The allowance for loan losses on impaired loans totaled $507 and $593 as of December 31, 1998 and 1997, respectively. The average balance of impaired loans was approximately $1,576 for 1998, $3,283 for 1997 and $3,712 for 1996. Interest income not accrued for impaired loans for the years ended December 31, 1998, 1997 and 1996 was approximately $175, $193, and $289, respectively.

         Substantially all of the Company's loan portfolio is to borrowers located in Southeastern Pennsylvania.

         In addition, the Company took a deed in lieu of foreclosure of a condominium project in 1995. The balance of the condominium project as of December 31, 1998 and 1997 was $1.7 million and $5.9 million. Such amounts are classified as land acquired for development and resale.

         The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996:


                                  1998       1997        1996
--------------------------------------------------------------
Balance at beginning
  of period                    $ 8,485    $ 7,206     $ 6,082
Provision for loan losses        2,027      3,438       3,837
Recoveries                         244        498         190
Losses charged
  against allowance             (1,187)    (2,657)     (2,903)
--------------------------------------------------------------
Balance at end of period       $ 9,569    $ 8,485     $ 7,206
==============================================================

         The loans to directors and officers are based upon substantially the same underwriting criteria, and on substantially the same terms as those generally offered by the Bank and do not involve more than the normal risk of collectibility or present other unfavorable features.

          The following is an analysis of loans to directors and officers for the year ended December 31, 1998:


                                                          1998
----------------------------------------------------------------
Balance at beginning of period                           $3,358
Additions                                                10,530
Repayments                                                2,711
----------------------------------------------------------------
Balance at end of period                                $11,177
================================================================

         The Bank services mortgage loans for investors which are not included in the acCompanying consolidated statements of financial condition. Fees earned for servicing loans are reported as income when the related mortgage payments are collected. Mortgage Servicing Rights ("MSRs") are amortized as a reduction to loan service fee income on a method that approximates the level-yield basis over the estimated remaining life of the underlying mortgage loans. MSRs are carried at fair value and impairment, if any, is recognized through a valuation allowance. For the year ended December 31, 1998, 1997 and 1996, no impairment existed in the MSRs and as a result, no valuation allowance was required.

MSR activity is summarized as follows:

                                      Year ended December 31,
-----------------------------------------------------------------
                                      1998        1997      1996
-----------------------------------------------------------------
Balance at beginning of year         $  730       $339      $266
Capitalized                             656        553       154
Amortized                              (259)      (162)      (81)
-----------------------------------------------------------------
Balance at end of year               $1,127       $730      $339
=================================================================


6. PROPERTY AND EQUIPMENT

         Property and equipment, less accumulated depreciation and amortization, are summarized by major classification at December 31, 1998 and 1997 as follows:

                                              1998       1997
---------------------------------------------------------------
Land                                       $    597   $    596
Buildings                                     7,375      7,333
Furniture and equipment                      12,692     11,229
Leasehold improvements                        1,751      1,751
---------------------------------------------------------------
                                             22,415     20,909
Less accumulated depreciation and
amortization                                (12,763)   (10,886)
---------------------------------------------------------------
                                           $  9,652   $ 10,023
===============================================================

         Depreciation expense for the years ended December 31, 1998, 1997, and 1996 was $2,062, $2,182, and $1,708, respectively.



7. DEPOSITS

Deposits at December 31, 1998 and 1997 consisted of the following:

                                                              1998                                   1997
---------------------------------------------------------------------------------------------------------------------------
                                                 Interest                     % of       Interest                    % of
                                                   Rate        Amount        Total         Rate       Amount        Total
---------------------------------------------------------------------------------------------------------------------------
NOW accounts                                       0.48%      $ 50,369        7.17%        0.57%     $ 43,988        6.33%
Money market deposit accounts                      3.15%       164,194       23.36%        3.46%      130,959       18.86%
Passbook/statement                                 1.82%        63,631        9.05%        1.83%       64,297        9.26%
Checking accounts                                  0.00%       128,195       18.24%        0.00%      115,733       16.67%
---------------------------------------------------------------------------------------------------------------------------
                                                               406,389       57.82%                   354,977       51.12%
---------------------------------------------------------------------------------------------------------------------------
IRA accounts                                       5.56%        56,626        8.06%        5.60%       58,537        8.43%
Certificates of deposit                            5.23%       202,213       28.76%        5.50%      233,352       33.60%
Certificates with a $100,000 minimum
  balance                                          4.96%        37,665        5.36%        5.41%       47,578        6.85%
---------------------------------------------------------------------------------------------------------------------------
                                                               296,504       42.18%                   339,467       48.88%
---------------------------------------------------------------------------------------------------------------------------
                                                              $702,893      100.00%                  $694,444      100.00%
===========================================================================================================================

A summary of certificates by maturity at December 31, 1998 follows:

  Years Ending December 31,            Amount          % of Total
-----------------------------------------------------------------
          1999                      $ 205,589             69.33%
          2000                         46,543             15.70%
          2001                         15,760              5.32%
          2002                          8,094              2.73%
Thereafter                             20,518              6.92%
-----------------------------------------------------------------
                                    $ 296,504            100.00%
=================================================================


8. BORROWINGS FROM FEDERAL HOME LOAN BANK OF PITTSBURGH

         Under terms of its collateral agreement securing borrowings from the Federal Home Loan Bank of Pittsburgh, the Bank is required to maintain otherwise unencumbered qualifying assets (mainly certain loans and investments) in an amount of at least as much as advances from the Federal Home Loan Bank of Pittsburgh. The advances had maturities and weighted interest rates as follows at December 31, 1998 and 1997:

                                           December 31,
-------------------------------------------------------------------------------------------------
                                               1998                              1997
-------------------------------------------------------------------------------------------------
                                                      Weighted                          Weighted
                                                      Interest                          Interest
Maturing Period                       Amount            Rate            Amount            Rate
-------------------------------------------------------------------------------------------------
1998                                     $     --          --           $ 7,048           6.03%
1999                                       10,503       4.99%               502           5.70%
2000                                           --          --                --             --
2002                                       72,000       5.52%            72,000           5.50%
2003                                       37,000       5.06%                --              --
2005                                       15,000       5.35%                --              --
-------------------------------------------------------------------------------------------------
                                         $134,503       5.33%           $79,550           5.55%
=================================================================================================

9. OTHER BORROWED MONEY


         The following table presents information regarding other borrowed money at December 31, 1998, 1997 and 1996 which was comprised of the following:


                                                                                 1998             1997           1996
-----------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase:
     Average balance during the year                                           $ 79,367         $ 77,369      $ 59,158
     Average interest rate during the year                                        4.83%            5.22%         4.78%
     Maximum month-end balance during the year                                  103,852          101,473       124,981
     Balance at the end of the year                                             103,852           91,486        51,685
Investment securities pledged as collateral :
     Carrying value                                                             115,521           94,708        53,450
     Estimated fair value                                                       115,103           94,397        53,688
=======================================================================================================================


10. EARNINGS PER SHARE

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." which establishes new standards for computing and presenting earnings per share ("EPS"). All earnings per share amounts have been restated to conform to the new requirements.

         Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding.

         Diluted EPS is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. For the diluted EPS calculation, the weighted average number of common shares and common equivalent shares outstanding include the average number of shares of common stock outstanding adjusted for the dilutive effect of unexercised stock options using the treasury stock method. When applying the treasury stock method, the Company's average stock price is utilized, and the Company adds to the proceeds the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options.

         The computation of basic and diluted EPS for the fiscal years ended December 31, 1998, 1997 and 1996 are presented in the following table.

----------------------------------------------------------------------
                            1998          1997           1996
----------------------------------------------------------------------
Basic
 Numerator
     Net income         $    12,143      $    10,519      $     4,017

 Denominator
    Weighted average
       common shares     10,947,717       10,802,888       10,481,364
----------------------------------------------------------------------
Basic EPS               $      1.11      $      0.97      $      0.38
======================================================================

Diluted
  Numerator
     Net income         $    12,143      $    10,519      $     4,017
  Denominator
    Weighted average
      common shares      10,947,717       10,802,888       10,481,364
    Effect of dilutive      307,208          185,130          342,098
      stock options
----------------------------------------------------------------------
                         11,254,925       10,988,018       10,823,462
----------------------------------------------------------------------
Diluted EPS             $      1.08      $      0.96      $      0.37
======================================================================


11. CAPITAL

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

         To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. A Bank holding Company must generally have a primary capital ratio of at least 5.5% and a total capital ratio of at least 6.0% to be deemed adequately capitalized. The regulatory capital ratios of the Company and Prime Bank exceed those requirements.

REGULATORY CAPITAL SCHEDULE

as of December 31, 1998

                                                                         For Capital              To be Well
                                                   Actual              Adequacy Minimum           Capitalized
                                           -----------------------------------------------------------------------
                                             Amount       Ratio       Amount      Ratio       Amount       Ratio
------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets):
   Prime Bancorp                            $86,287       11.74%     $29,398       4.00%      $44,097       6.00%
   Prime Bank                                84,233       11.47%     $29,366       4.00%       44,050       6.00%
Total capital (to risk-weighted assets):
   Prime Bancorp                             95,479       12.99%      58,797       8.00%       73,496      10.00%
   Prime Bank                                93,405       12.72%      58,733       8.00%       73,416      10.00%
Total leverage (to total assets):
   Prime Bancorp                             86,287        8.48%      40,682       4.00%       50,853       5.00%
   Prime Bank                                84,223        8.28%      40,682       4.00%       50,852       5.00%


as of December 31, 1997

                                                                         For Capital              To be Well
                                                   Actual              Adequacy Minimum           Capitalized
                                           -----------------------------------------------------------------------
                                             Amount       Ratio       Amount      Ratio       Amount       Ratio
------------------------------------------------------------------------------------------------------------------
Tier 1 capital (to risk-weighted assets):
   Prime Bancorp                            $77,277       11.76%     $26,277       4.00%      $39,416       6.00%
   Prime Bank                                66,129       10.20%      25,943       4.00%       38,914       6.00%
Total capital (to risk-weighted assets):
   Prime Bancorp                             85,492       13.01%      52,554       8.00%       65,693      10.00%
   Prime Bank                                74,241       11.45%      51,885       8.00%       64,856      10.00%
Total leverage (to total assets):
   Prime Bancorp                             77,277        8.26%      37,431       4.00%       46,789       5.00%
   Prime Bank                                66,129        7.32%      36,151       4.00%       45,188       5.00%


12. EMPLOYEE BENEFIT PLANS


         The Company has a defined contribution plan pursuant to the provisions of 401(k) of the Internal Revenue Code. The plan covers all employees who meet the age and service requirements. The Company's plan provides for elective employee contributions up to 15% of compensation and a 66 2/3% matching Company contribution limited to the first 6% of the employee's contribution. The Company contributed $296, $199, and $176 to this plan during the years ended December 1998, 1997, and 1996, respectively. The Company also has a profit sharing plan. Under this feature, all eligible employees share in the Company's profit sharing contributions. The contributions for 1998, 1997, and 1996 were $371, $360, and $135, respectively.

         The Company does not provide post-retirement benefits nor post-employment benefits to its employees.

13. INCOME TAXES

         The provision (benefit) for income taxes for the years ended December 31, 1998, 1997, and 1996 consisted of the following:

                                  1998       1997        1996
--------------------------------------------------------------
Current:
  State                         $   28     $  343      $  297
  Federal                        6,293      4,748       1,890
--------------------------------------------------------------
                                 6,321      5,091       2,187
--------------------------------------------------------------
Deferred:
  Federal                          (16)       198        (291)
--------------------------------------------------------------
                                $6,305     $5,289      $1,896
==============================================================

         The provision for income taxes for the years ended December 31, 1998, 1997, and 1996 differed from the statutory rate due to the following:

                                 1998       1997        1996
--------------------------------------------------------------
Pretax income                  $18,448    $15,808      $5,913
--------------------------------------------------------------
Tax at statutory rate            6,457      5,533       2,012
Tax exempt interest               (104)      (160)       (127)
State taxes, net of federal
  benefit and other                 18        223         196
Merger costs                        --         --         222
Income tax credits                (243)      (238)       (370)
Other, net                        (177)       (69)        (35)
--------------------------------------------------------------
                                $6,305     $5,289      $1,896
==============================================================

         Deferred income taxes result from temporary differences in recording certain revenues and expenses for financial reporting purposes. The deferred tax assets at December 31, 1998 and 1997 consisted of the following:

                                            1998        1997
--------------------------------------------------------------
Deferred tax assets
  Provision for loan losses
     and REO losses                        $3,144      $2,870
  Deferred loan fees                           80         177
  Deferred compensation                        45          54
  Valuation adjustment
     for debt securities                        --        314
  Other, net                                  420         283
--------------------------------------------------------------
Gross deferred tax assets                   3,689       3,698
--------------------------------------------------------------
Deferred tax liabilities
  Deferred loan costs                         544         467
  FDIC insurance premium                       69          57
  Depreciation                                 14          32
  Mortgage servicing rights                   379         234
  Valuation adjustment
     for debt securities                      368           --
  Other                                       200          56
--------------------------------------------------------------
Gross deferred tax liabilities              1,574         846
--------------------------------------------------------------
Net deferred tax assets                    $2,115      $2,852
==============================================================

          Included in the table above is the effect of certain temporary differences for which no deferred tax expense or benefit was recognized. Such items consisted primarily of unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115.

         The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company is required to disclose information about the fair value of financial instruments. The limitations on the making of estimates of fair value are: estimates are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instruments. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of "fair value" are based on a number of subjective assumptions. Such assumptions include perceived risks associated with these financial instruments, market rates of discount, and expected durations. Given the uncertainties associated with these estimates, the reported "fair values" represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions would likely result in different "fair value" estimates.

         Under SFAS 107, the fair value of deposit accounts with no stated maturity is equal to their carrying amount. This approach excludes significant benefits that result from the low-cost funding provided by such deposits.

         The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1998:

   Cash, Short-Term Investments, Accrued Interest Receivable and Accrued Interest Payable: Current carrying amounts approximate estimated fair value.

   Securities:  Current quoted market prices are used to determine fair value.

   Net Loans: The fair value of loans was estimated using a discounted cash flow method which approximates the effect of discounting the estimated future cash flows over the expected repayment periods for loans using rates which consider credit risk, servicing costs and other relevant factors.

   Deposits with no stated maturity: Current carrying amounts approximate estimated fair value.

   Time Deposits: Fair value was estimated using a discounted cash flow method which approximates the effect of discounting the estimated future cash flows over the expected periods using rates which consider alternative borrowing costs, servicing costs, and other relevant factors.

   Other Borrowed Funds: Fair value was estimated using a duration method which approximates the effect of discounting the estimated cash flows over the expected periods using rates which consider alternative borrowing costs.

   Off-balance sheet financial instruments: Commitments to extend credit and standby letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and standby letters of credit, the majority of which carry current interest rates, are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. However, the estimated net amount payable (receivable) represents the fees currently charged to enter into similar agreements, taking into account the remaining term of the agreement and the present credit risk assessment of the counter-party.

         The Company enters into derivative instruments primarily to hedge the interest rate risk associated with various assets and liabilities. Such hedge instruments generally take the form of interest rate swaps. In part through the use of these instruments, the Company strives to be essentially insensitive to changes in interest rates within reasonable ranges (i.e., plus or minus 200 basis points). Such instruments are subject to the same type of credit and market risk as other financial instruments, and are monitored and controlled in accordance with the Company's credit and risk management policies.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)

                                                                        December 31,
------------------------------------------------------------------------------------------------------
                                                                1998                     1997
------------------------------------------------------------------------------------------------------
                                                        Carrying       Fair       Carrying      Fair
                                                         Amount        Value       Amount      Value
------------------------------------------------------------------------------------------------------
Financial assets:
  Cash                                                   $ 41.3       $ 41.3      $ 41.2      $ 41.2
  Investments                                             307.4        308.1       233.7       234.6
  Net loans (1)                                           659.0        675.0       634.1       639.1
   Accrued interest receivable                              7.7          7.7         7.4         7.4
Financial liabilities:
  Deposits with no stated maturity                        406.4        406.4       355.0       355.0
  Time deposits                                           296.5        299.9       339.5       340.8
  Other borrowed funds and FHLB borrowings                238.4        241.9       171.0       171.4
  Accrued interest payable                                  1.1          1.1         1.8         1.8
=======================================================================================================

(1) The carrying amount of net loans includes loans receivable, net and loans held for sale.

                                                         1998                                   1997
-------------------------------------------------------------------------------------------------------------------------
                                                                       Net Amount                             Net Amount
                                                   Contract or           Payable           Contract or         Payable
                                                Notional Amount       (Receivable)       Notional Amount     (Receivable)
-------------------------------------------------------------------------------------------------------------------------
Off-balance sheet financial instruments:
  Commitments to extend credit                       $51.5                $0.4               $51.0              $0.4
  Standby letters of credit                            8.0                  --                 3.0                --
  Commercial loan commitments                         15.8                 0.3                17.9               0.3
  Loan commitments                                     8.0                  --                 2.9                --
  Loans in process for construction loans             87.3                  --                63.6                --
  Interest rate swaps (see note 15)                   15.0                (0.2)               30.0              (0.6)
=========================================================================================================================

15. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         In addition to the financial assets and liabilities discussed above, Prime's financial instruments include off-balance sheet items used to manage risks associated with changes in interest rates from on-balance sheet assets and liabilities. These contracts are financial derivatives and, in Prime's case, include interest rate swaps and a variation referred to as a swaption involving a future change in the swap contract in the event of a specified change in a rate component.

         The table below presents the Company's outstanding derivative contracts as of December 31, 1998.

                                 Derivative Contracts as of December 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                                                                        Next
                Notional     Stated     Optional     Receive       Pay                     Market    Repricing
Type             Amount     Maturity    Call Date      Rate        Rate       Spread       Value        Date
----------------------------------------------------------------------------------------------------------------
Swap             $ 5,000     5/06/00           --      7.01%       6.00%       1.01%        $132       1/6/99
Swaption           5,000     7/30/07      7/29/99      7.21%       5.97%       1.24%          48      1/29/99
Swaption           5,000     2/27/12      2/25/99      7.51%       5.96%       1.55%          16      1/26/99
----------------------------------------------------------------------------------------------------------------
                 $15,000                                                                    $196
================================================================================================================

         1997 off balance sheet derivative contracts consisted of interest rate swaps of $5,000, with a market value of $121 and interest rate swaptions of $25,000, with a market value of $137.

         Pay rate rates are based on three month Libor and will be reset on the repricing dates noted above. Optional call dates are at the discretion of the counterparty to the contract and are likely to be called if general market rates remain at current levels or decline further.

16. COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company enters into financial instruments which are not recorded in the consolidated financial statements but are required to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         The following is a summary of significant commitments and contingent liabilities:

                                                December 31,
-----------------------------------------------------------------
                                             1998          1997
-----------------------------------------------------------------
Residential mortgage commitments           $ 8,024       $ 2,945
Commercial loan commitments                 15,774        17,939
Standby letters of credit                    8,020         2,955
Commitments to extend credit                51,495        51,023
Commitments to sell
  residential loans                          2,081         3,229
Construction loans in process               87,342        63,590
=================================================================

         The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank Board. The amounts of these reserve balances for the reserve computation periods which included December 1998 and 1997 were $10,868 and $7,820, respectively, which amounts were satisfied through the restriction of vault cash.

         In connection with the operation of certain branch offices, the Bank has entered into operating leases for periods ranging from one to more than ten years. Total rental expense for the years ended December 31, 1998, 1997, and 1996 was $1,446, $1,342, and $1,246, respectively. Future minimum lease payments under such operating leases are $1,356, $1,196, $1,050, 1,056, and $989 for the years ended December 31, 1999 through 2003, respectively.


17. SUBSEQUENT EVENTS

         On February 17, 1999, Prime entered into a definitive Agreement and Plan of Merger pursuant to which Summit Bancorp, Inc. ("Summit") will acquire Prime. Under the terms of the definitive agreement, Summit will exchange one (1) share of Prime common stock for .675 shares of Summit common stock in a tax-free exchange with a transaction value of approximately $292.0 million. The transaction is subject to customary regulatory approvals and is anticipated to be completed in the third quarter of 1999.

18. PARENT COMPANY FINANCIAL INFORMATION


         Presented below are the parent company only financial statements as of December 31, 1998, and 1997:


PRIME BANCORP, INC.
(Parent company only)

STATEMENTS OF FINANCIAL CONDITION
                                                          December 31,
-------------------------------------------------------------------------
                                                        1998       1997
-------------------------------------------------------------------------
Assets:
  Cash on deposit with subsidiary                    $ 1,818     $   635
  Investment securities                                  505         499
  Investments in Bank subsidiaries                    89,456      73,886
  Investments in non-Bank subsidiaries                   227       5,838
  Other assets                                           550           1
-------------------------------------------------------------------------
  Total assets                                       $92,556     $80,859
=========================================================================
Liabilities and shareholders' equity:
  Liabilities:
  Other liabilities                                   $2,753     $   995
-------------------------------------------------------------------------
  Total liabilities                                    2,753         995
-------------------------------------------------------------------------
  Total shareholders' equity                          89,803      79,864
-------------------------------------------------------------------------
  Total liabilities and shareholders' equity         $92,556     $80,859
=========================================================================


STATEMENTS OF INCOME
                                         Year ended December 31,
-----------------------------------------------------------------
                                         1998      1997     1996
-----------------------------------------------------------------
Income:
  Dividends and interest
     from subsidiaries                $12,362    $5,297   $2,109
  Equity in undistributed
     income of subsidiaries              (187)    5,296    2,097
-----------------------------------------------------------------
  Investment securities                    30        --       --
                                       12,205    10,593    4,206
-----------------------------------------------------------------
Operating expense                          62        74      189
-----------------------------------------------------------------
Net income                            $12,143   $10,519   $4,017
=================================================================

                                       Years ended December 31,
-------------------------------------------------------------------
                                           1998     1997     1996
-------------------------------------------------------------------
Statement of Cash Flows
Cash flows from operating activities:
  Net income                            $12,143   $10,519   $4,017
  Adjustments to reconciles net
     income to net cash provided by
     operating activities:
     Equity in undistributed income of
      subsidiaries                          187    (5,296)  (2,097)
  Increase (decrease) in other
   assets                                  (549)       (1)      --
     Increase (decrease)
        in other liabilities              2,085       956      (24)
-------------------------------------------------------------------
        Net cash provided by
         operating activities            13,866     6,178    1,896
-------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of investment securities          (3)     (499)      --
  Sale of subsidiary to affiliate            --        75       --
  Contribution to subsidiaries           (8,900)   (2,700)      --
-------------------------------------------------------------------
     Cash used in investing
       activities                        (8,903)   (3,124)      --
-------------------------------------------------------------------
Cash flows from financing activities:
  Stock options exercised                   378     1,150      133
  Cash dividends paid                    (4,158)   (3,668)  (2,529)
-------------------------------------------------------------------
      Net cash used in financing
       activities                        (3,780)   (2,518)  (2,396)
-------------------------------------------------------------------
  Net increase in cash                    1,183       536     (500)
Cash and cash equivalents:
  Beginning of year                         635        99      599
-------------------------------------------------------------------
  End of year                            $1,818     $ 635     $ 99
===================================================================

MANAGEMENT'S STATEMENT ON FINANCIAL REPORTING


         Management of Prime Bancorp, Inc. is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (call report instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

         There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

         Management assessed the Company's internal control over financial reporting presented in conformity with both generally accepted accounting principles and call report instructions as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1998, the Company maintained effective internal control over financial reporting presented in conformity with both generally accepted accounting principles and call report instructions.






/s/ James J. Lynch                               /s/ James E. Kelly
--------------------------------                 -------------------------------
James J. Lynch, President & CEO                  James E. Kelly, EVP & CFO

INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS
PRIME BANCORP, INC.


We have audited the accompanying consolidated statement of financial condition of Prime Bancorp, Inc. as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Prime Bancorp, Inc. for the years ended December 31, 1997 and 1996 were audited by other auditors whose report dated January 16, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Bancorp, Inc. at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 19, 1999, except for Note 17,
as to which the date is February 17, 1999.

                                                      LOAN PORTFOLIO HISTORY

                                     1998                1997                1996                1995                1994
------------------------------------------------------------------------------------------------------------------------------------
                                   Amount      %       Amount      %       Amount       %      Amount       %      Amount       %
------------------------------------------------------------------------------------------------------------------------------------
Permanent first mortgage loans:
 One-to four-family             $ 129,622    19.7%  $ 181,375    28.7%   $235,023     38.1%  $216,163     43.5%  $185,409     42.0%
 Multi-family                         564     0.1%        932     0.1%     10,783      1.7%     9,303      1.9%     8,735      2.0%
 Commercial                       141,593    21.6%    150,411    23.8%    120,841     19.6%   102,958     20.7%    88,767     20.1%
------------------------------------------------------------------------------------------------------------------------------------
Total permanent loans             271,779    41.4%    332,718    52.6%                59.4%   328,424     66.1%   282,911     64.1%
Allowance for loan losses           (1965)   -0.3%     (2,811)   -0.4%     (2,081)    -0.2%    (1,728)    -0.3%    (1,856)    -0.4%
------------------------------------------------------------------------------------------------------------------------------------
Total permanent first mortgage
 loans, net                       269,814    41.1%    329,907    52.2%    364,566     59.2%   326,696     65.8%   281,055     63.7%
------------------------------------------------------------------------------------------------------------------------------------
Commercial real estate loans      102,253    15.6%     60,984     9.7%     44,598      7.2%    29,881      6.0%    36,154      8.2%
Allowance for loan losses         (2,247)    -0.3%     (1,130)   -0.2%       (918)    -0.2%      (696)    -0.1%    (1,234)    -0.3%
------------------------------------------------------------------------------------------------------------------------------------
Total commercial real estate
loans, net                        100,006    15.3%     59,854     9.5%     43,680      7.0%    29,185      5.9%    34,920      7.9%
------------------------------------------------------------------------------------------------------------------------------------
Commercial business loans         175,432    26.7%    139,989    22.2%    110,840     18.0%    68,777     13.8%    65,045     14.7%
Allowance for loan losses          (3,086)   -0.5%     (1,736)   -0.3%     (2,251)    -0.4%    (1,954)    -0.5%    (1,301)    -0.3%
------------------------------------------------------------------------------------------------------------------------------------
Total commercial business
loans, net                        172,346    26.2%    138,253    21.9%    108,589     17.6%    66,823     13.3%    63,744     14.4%
------------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
 Personal/lines of credit          16,931     2.6%     32,678     5.2%     27,296      4.4%    20,063      4.0%    21,582      4.9%
 Second mortgage/equity            68,729    10.5%     44,248     7.0%     44,229      7.2%    40,618      8.2%    31,492      7.1%
 Auto                              18,519     2.8%     19,718     3.1%     22,499      3.7%    10,046      2.0%     7,110      1.6%
 Education                          9,454     1.4%      6,163     1.0%      3,504      0.6%     2,992      0.6%     1,697      0.4%
 Home improvement and other         2,295     0.3%      2,290     0.4%      3,906      0.6%     1,745      0.4%     1,419      0.3%
 Savings account                      977     0.2%        773     0.1%        907      0.1%     1,119      0.2%     1,464      0.3%
------------------------------------------------------------------------------------------------------------------------------------
Total consumer loans              116,905    17.8%    105,870    16.8%    102,341     16.6%    76,583     15.4%    64,764     14.6%
Allowance for loan losses          (1,267)   -0.2%     (1,334)   -0.2%       (963)    -0.2%    (1,066)    -0.2%    (1,035)    -0.2%
------------------------------------------------------------------------------------------------------------------------------------
Total consumer loans, net         115,638    17.6%    104,536    16.6%    101,378     16.4%    75,517     15.2%    63,729     14.4%
------------------------------------------------------------------------------------------------------------------------------------
Total unamortized loan
 origination
 fees and costs                       114     0.0%       (228)    0.0%       (327)     0.0%      (549)    -0.1%   (1,406)     -0.3%
 Allowance for loan loss
(unallocated)                      (1,004)   -0.2%     (1,474)   -0.2%       (993)    -0.2%      (638)    -0.1%     (641)     -0.1%
------------------------------------------------------------------------------------------------------------------------------------
Total loans receivable, net     $ 656,914   100.0%   $630,848   100.0%   $616,893    100.0%  $497,034    100.0%  $441,401    100.0%
------------------------------------------------------------------------------------------------------------------------------------

Loan Maturities and Interest Sensitivity

         The following table sets forth the maturities and sensitivity to changes in interest rates of loans of the Company's loan portfolio at December 31, 1998:


                                           1 Year        1 Through           After 5            Gross
                                          or Less          5 Years             Years            Loans
------------------------------------------------------------------------------------------------------
Commercial                               $179,140        $  89,999           $48,860         $317,999
Commercial real estate                     77,174           10,610            14,115          101,899
------------------------------------------------------------------------------------------------------
                                         $256,314         $100,609           $62,975         $419,898
------------------------------------------------------------------------------------------------------
Loans with predetermined rate              23,445           91,308            62,711          177,464
Loans with floating rate                  232,869            9,301               264          242,434
------------------------------------------------------------------------------------------------------


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         On September 17, 1998, the Board of Directors of Prime Bancorp, Inc. (the "Company") approved the appointment of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 1998. The Company's independent accountant in prior years was KPMG LLP.

         The decision to change independent accountants was recommended by the Company's management, approved by the Company's Audit Committee and reviewed by its Board of Directors.

         The reports of KPMG LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997, and in the subsequent interim period, there were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the matter in their report.

         During the two most recent fiscal years and through September 21, 1998, there have been no reportable events as defined in Regulation S-K Item 304 (a)
(1) (v).

         During the fiscal years ended December 31, 1997 and 1996 and the subsequent interim periods preceding the decision to change independent accountants, neither the Company nor anyone on its behalf consulted Ernst & Young LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by Ernst & Young LLP.

         The Company requested KPMG LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of the letter dated September 21, 1998 is filed as Exhibit 16 on Form 8-K which was filed with the Securities and Exchange Commission on September 23, 1998.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.


                                    DIRECTORS

         The Bylaws of the Company currently provide that the Board of Directors shall consist of not less than seven (7) or more than fifteen (15) members. Currently, there are twelve (12) members of the Board. In accordance with the Articles of Incorporation and the Bylaws, the Board of Directors is divided into three (3) classes as nearly equal in number as possible. One class of directors is to be elected annually. The members of each class are to be elected for a term of three (3) years or until their successors are elected and qualified.

         The class of directors serving until the 2000 Annual Meeting consists of Frederick G. Betz, Robert A. Fox, James J. Lynch and David H. Platt. The class of directors serving until the 2001 Annual Meeting consists of Fred Blume, Joseph A. Fluehr, III, Michael B. Laign and Ernest Larenz. The directors with terms expiring at the 1999 Annual Meeting are William J. Cunningham, Arthur J. Kania, Roy T. Peraino and Erwin T. Straw. Pursuant to the retirement policy for directors contained in the Company's Bylaws, Messrs. Peraino and Straw will retire from the Board of Directors effective at the 1999 Annual Meeting. The Board of Directors has concluded that it is in the best interest of the Company to defer the holding of the 1999 Annual Meeting indefinitely as a result of the proposed merger with Summit Bancorp. A Special Meeting of Shareholders will be held to vote on the proposed transaction, and it is anticipated that the Board of Directors will take action to set the date for this meeting prior to April 30, 1999.


                        BUSINESS BACKGROUND OF DIRECTORS

         The following table sets forth certain information regarding the members of the Board of Directors of the Company. The business experience during at least the last five years for each of the directors is described below.

         Frederick G. Betz, age 68, served as a director of Cheltenham Federal Savings & Loan Association and subsequently the Company since 1988. Mr. Betz is also Past President of Fred Betz and Sons, Inc., a land development and custom home building Company located in Southampton, Pennsylvania.

         Fred Blume, age 58, is an attorney and is the Administrative Partner of the law firm of Blank Rome Comisky & McCauley, LLP. He joined the firm in 1967 and was admitted to the partnership in 1972. Mr. Blume serves on the Board of Overseers of the Law School of the University of Pennsylvania.

         William J. Cunningham, age 55, had been a Director of First Sterling Bancorp, Inc. since 1988 and became a director of the Company when it merged with First Sterling Bancorp, Inc. in 1996. He was a co-founder and managing partner of the Miami Heat, a National Basketball Association (NBA) team from 1988 until the sale of his interest in 1995. From 1986 to 1988 Mr. Cunningham was a national analyst and sports commentator for CBS, Inc. He served as the Coach of the Philadelphia 76ers from 1977 through 1984, leading the team to an NBA championship in 1983. Throughout the period from 1965 through 1978 he played professionally for the Philadelphia 76ers, including the 1967 NBA Championship team.

         Joseph A. Fluehr, III, age 53, served as a director of North East Federal Savings & Loan Association and subsequently the Company since 1983. He is a funeral director and the owner of the Joseph A. Fluehr, III Funeral Homes, Inc. in Richboro and New Britain, Pennsylvania. He is also a member of the Pennsylvania State Board of Funeral Directors, Harrisburg, PA; a member of the Entities Board of St. Mary's Medical Center, a division of Catholic Health Initiatives, Langhorne, PA and a Director of St. Joseph's Home for the Aged, Holland, PA.

         Robert A. Fox, age 69, is President of R.A.F. Industries, a private investment Company which acquires and manages a diversified group of operating Companies and venture capital investments. He is a former Chairman of the Board of Warner Company and Waste Resources Corporation. Mr. Fox serves as a member of the Board of Directors of Safeguard Scientifics, Inc. and Children's Concept, Inc. (Zany Brainy). He is a Trustee of the University of Pennsylvania and a member of the Board of Managers of the Wistar Institute.

         Arthur J. Kania, age 67, is a principal of Trikan Associates, which owns and manages various real estate holdings and is active in venture capital investments. He is also a partner of the law firm Kania, Lindner, Lasak and Feeney. Mr. Kania is a former member of the Boards of Directors of PNC Bank, Midlantic Corporation and Continental Bank. He is a member of the Boards of Directors of Opt-Sciences Corporation and Piasecki Aircraft Corporation. He also serves on the Board of Consultors of Villanova University School of Law and is past Vice-Chairman of the Board of Trustees of Villanova University and past Chairman of the Board of Trustees of the University of Scranton. He was co-founder of AID Inc., a leading health care provider, and was its Chairman and Chief Executive Officer from 1970 through 1974. Mr. Kania was also co-founder of Greate Bay Country Club and the Brighton Hotel (now Sands Hotel and Casino, Atlantic City).

         Michael B. Laign, age 48, is the President and Chief Executive Officer of the Holy Redeemer Health System in Huntingdon Valley, Pennsylvania. He also serves on the Board of Directors of Holy Redeemer Health System and each of its subsidiary corporations. Mr. Laign previously served as Executive Vice President of Frankford Healthcare System, Inc., from 1984 until 1993, when he joined Holy Redeemer Health System. He serves on the Board of Governors of the American Heart Association, the Board of Directors of the Delaware Valley Healthcare Council of The Hospital & Health System Association of Pennsylvania, and the Board of Directors of The Hospital & Healthsystem Association of Pennsylvania.

         Ernest Larenz, age 67, served as a director of North East Federal Savings & Loan Association and subsequently the Company since 1976. He is the President of Medicare Management Nursing Homes who are consultants for the operation of various nursing homes. He is also a builder/developer of residential and commercial properties.

         James J. Lynch, age 49, served as Executive Vice President of Midlantic Bank from 1994 to 1995. From 1976 through 1994, Mr. Lynch held various positions with Continental Bank, culminating as President from 1992 to 1994. Mr. Lynch's banking career spans thirty (30) years starting with First Pennsylvania Bank as a part-time employee while attending college and entering its management training program in 1971. Mr. Lynch currently serves as Chairman of the Central Philadelphia Development Corporation, a non-profit business advocacy organization, a member of the Executive Committee of the Pennsylvania Bankers Association, a member of the Board of Trustees and Executive Committee of LaSalle University, a member of the Board of Trustees of Holy Redeemer Health System and a director of various other civic and community organizations.

         Roy T. Peraino, age 70, is the former Chairman and Chief Executive Officer of Continental Bancorp and Continental Bank. He is also the former President of Midlantic Corporation. Mr. Peraino had worked for more than 40 years in the Philadelphia banking community.

         David H. Platt, age 50, served as a director of North East Federal Savings & Loan Association and subsequently the Company since 1983. He is the President of Somerton Springs Golf Shoppes which has twenty-two golf shops and eight golf facilities throughout the Delaware Valley area. He is also President of the Newtown Swim Club Inc. and is President and owner of Sycamore Ridge Golf Club Inc.

         Erwin T. Straw, age 70, served as President and Chief Executive Officer of Cheltenham Federal Savings & Loan Association since January 1985. In November 1988, he forged the merger between Cheltenham and North East Federal, creating what subsequently was named Prime Savings Bank, later changed to Prime Bank. At the same time he formed a holding Company, Prime Bancorp. He served as it's Chairman of the Board until January 1999. Mr. Straw continues to serve as a member of Prime's Board of Directors.

                    EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following information is provided with respect to the executive officers of the Company who do not serve on the Board of Directors.

         William H. Bromley, age 48, became Executive Vice President of the Company on December 31, 1996 in connection with the merger with First Sterling Bancorp, Inc. He had served as President, Chief Executive Officer and a director of First Sterling Bancorp Inc. and First Sterling Bank since 1988. Before joining First Sterling, Mr. Bromley was employed for seven years by Industrial Valley Bank and Trust Company ("IVB") from 1979 through 1986 as a commercial loan officer and as a Regional Vice President for Chester County, Lancaster County and central and western Delaware County. Prior to joining IVB, Mr. Bromley worked for three years (1976 to 1979) with Midlantic National Bank in Haddonfield, N.J. Mr. Bromley currently serves as a member of the Board of Directors, Treasurer and a member of the Executive Committee of the Upper Main Line YMCA. He is a member of the Board of Directors of the Pennsylvania Community Bankers Association and is Vice President and a member of the Board of Directors of Insured Financial Institutions of the Delaware Valley.

         James E. Kelly, age 54, became Executive Vice President and Chief Financial Officer of the Company in November, 1997. Previously, he was corporate controller and Senior Vice President of Finance for Midlantic Corporation for five (5) years. Prior to his tenure at Midlantic, Mr. Kelly was chief financial officer of Continental Bancorp Inc., a $7.5 billion Bank holding Company at the time it was acquired by Midlantic.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, for the period January 1, 1998 through December 31, 1998, all filing requirements related to its officers and directors were complied with in all material respects except for the following: Robert A. Fox filed a late Form 3 and Joseph A. Fluehr, III reported a transaction from March 1994 late on a Form 5.



Item 11. Executive Compensation.

                             EXECUTIVE COMPENSATION

REMUNERATION

         The Company is a Bank holding Company whose business is essentially conducted by Prime Bank, its wholly-owned, Pennsylvania-chartered Bank subsidiary. The officers of the Company are also officers of Prime Bank, and all cash compensation for the officers is paid by the Bank. The following table sets forth information as to compensation paid to the Company's chief executive officer and the other executive officers as determined by SEC rules (collectively, the "named executive officers") for the three (3) fiscal years ended December 31, 1998, whose annual cash compensation exceeded $100,000 during that period.

                                           SUMMARY COMPENSATION TABLE (1)

                                                 Annual Compensation
                                             ----------------------------
                                                                           Securities      All Other
                                                Salary         Bonus       Underlying    Compensation
   Name and Principal Position       Year       Amount        Amount        Options           (2)
------------------------------------------------------------------------------------------------------
James J. Lynch                       1998      $345,000      $120,750              --       $25,362
President & CEO                      1997       345,000       100,000              --        24,980
                                     1996       277,000       100,000         220,000         1,330

William H. Bromley (3)               1998       200,000        45,000              --        17,387
Executive Vice President             1997       200,000        50,000              --        15,448
                                     1996       200,000        85,000          66,000         5,090

James E. Kelly                       1998       155,000        34,875          35,000        13,225
Executive Vice President
  and CFO


------------------
(1) This table does not include columns for Other Annual Compensation, Restricted Stock Awards and Long-Term Incentive Plan Payouts. The Company had no amounts to report in the columns for Restricted Stock Awards and Long-Term Incentive Plan Payouts. The amount of Other Annual Compensation paid to the named executive officers was in each case for perquisites or other fringe benefits which are not reportable since they did not exceed the lesser of $50,000 or ten percent (10%) of salary and bonus as reported for each named executive officer. The Company furnishes Messrs. Lynch and Bromley with automobiles and also pays certain club dues for the purpose of promoting the business of the Company.

(2) Includes contributions made for named executive officers under the Company's 401(k) Plan and term life insurance premiums paid on behalf of each executive.

(3) The compensation in 1996 for Mr. Bromley was paid by First Sterling Bank which was acquired by the Company as of the close of business on December 31, 1996.


STOCK OPTIONS

         The following table sets forth information on stock options granted during 1998 to the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
-------------------------------------------------------------------------------------
                            Number of        % of total                                 Value at Assumed Annual
                            Securities      Options/SARs                                  Rates of Stock Price
                            Underlying       Granted to        Exercise                         Appreciation
                          Options/SARs     Employees in           or       Expiration         for Option Term
Name                         Granted        Fiscal Year       Base Price      Date        -----------------------
                                                                                           5%             %10
-----------------------------------------------------------------------------------------------------------------
James E. Kelly                10,000            15%             $17.38      12/16/08      $256,700     $408,800


         The following table sets forth certain information regarding individual exercises of stock options during 1998 by the named executive officers and the value of such officers' unexercised options at December 31, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                     Shares                          Number of Unexercised                  Value of Unexercised in-the-Money
                    Acquired                     Options at Fiscal Year End (1)               Options at Fiscal Year End (2)
                       On         Value     ------------------------------------------------------------------------------------
                    Exercise     Realized       Total      Exercisable   Unexercisable     Total     Exercisable  Unexercisable
--------------------------------------------------------------------------------------------------------------------------------
James J. Lynch        None         --          220,000       154,000        66,000      1,565,300     1,095,710      469,590

William H. Bromley    None         --           66,000        49,500        16,500         90,750       363,000      272,250

James J. Kelly        None         --           35,000        35,000            --             --            --           --

-------------------
(1) The number of shares have been restated to reflect both the 10% stock dividend paid on February 1, 1996 to shareholders of record on January 2, 1996 and the 2 for 1 stock split paid on June 19, 1998 to shareholders of record May 29, 1998.

(2) This column represents the difference on December 31, 1998 between the market price of the Common Stock ($15.75) and the option exercise price.

EMPLOYMENT AGREEMENTS

         The Company and Prime Bank have entered into employment agreements with James J. Lynch and William H. Bromley. Mr. Lynch's agreement is for a term of five years and provides for automatic one-year extensions on each anniversary of the date of commencement of the agreement unless notice to the contrary is given by Mr. Lynch or the Company to the other. The base salary payment under the agreement is $300,000. In addition, Mr. Lynch will be entitled to a bonus of not less than $100,000 per annum provided that the overall performance of the Company is reasonably consistent with that of previous years. Also, Mr. Lynch is entitled to participate in the Company's Incentive Stock Option Plan and was awarded options to purchase 220,000 shares upon commencement of his employment with the Company on January 29, 1996. Options to acquire 110,000 shares were immediately vested, while the options for the remaining 110,000 shares vest equally, one-fifth per year, over five years on the anniversary date of the commencement of his employment.

         Mr. Bromley's agreement is for a term of three years commencing December 31, 1996 and provides for automatic one-year extensions on each anniversary date of the commencement of the agreement unless notice to the contrary is given by Mr. Bromley or the Company to the other. The base salary payment under the agreement is $200,000. In addition, Mr. Bromley was entitled to a bonus of not less than $50,000 for 1997 provided that the overall performance of the Company was reasonably consistent with that of previous years. Also, Mr. Bromley is entitled to participate in the Company's Incentive Stock Option Plan and was granted options to purchase 66,000 shares on December 31, 1996 one-half of which vested immediately, an additional 16,500 shares vested on January 15, 1998, and the remaining shares vested on January 15, 1999.

         The employment agreements for both of Messrs. Lynch and Bromley also provide, among other things, for participation in any bonuses which the Board of Directors, in its discretion, may authorize from time to time, as well as participation in stock options and other benefits applicable to executive personnel.

         In connection with a termination of employment by Messrs. Lynch or Bromley for "good reason," other than in connection with a change of control, such as for breach of contract or a purported termination not effected pursuant to a notice of termination, the agreements provide for severance payments.

         Mr. Lynch's agreement provide that such payments would be equal to the total annual compensation in effect as of the date of termination multiplied by the greater of the number of years (including partial years) remaining under the agreement or the number 2.99. The agreement for Mr. Bromley provides that such payments would be equal to the employee's total annual compensation in effect as of the date of termination multiplied by the greater of the number of years (including partial years) remaining under the agreement or the number 1.5. If Mr. Lynch terminates his employment for "good reason" in connection with a change in control, he would receive severance payments equal to 2.99 times his average aggregate annual compensation. If Mr. Bromley similarly terminates his employment for "good reason", he is entitled to severance payments equal to the product of the number 2 multiplied by his average aggregate annual compensation includable in his gross income for federal income tax purposes for the past three years. All such severance payments will be paid in a lump sum on or before the fifth day following the date of termination. However, if the severance payments would be deemed to constitute "parachute payments" under Section 280G of the Internal Revenue Code of 1986, as amended, (the "Code") the severance payments will be reduced to the extent necessary to ensure that no portion of the severance payments are subject to the excise tax imposed by Section 4999 of the Code.

         "Good reason," according to the agreements, also includes, subsequent to a change in control of the Company and without the employee's express written consent, the assignment of the employee to duties inconsistent with those performed immediately prior to the change in control, a change in the employee's reporting responsibilities, title or office, any removal of the employee from, or any failure to re-elect the employee to, any such position, a reduction in annual salary, the failure of the Company to continue for him any bonus, benefit or compensation plan or any action that would affect adversely participation in or materially reduce his benefits under any such plan. The agreements define "change in control" to include any of the following: (1) any change in control required to be reported pursuant to item 6(e) of Schedule 14A, promulgated under the Exchange Act; (2) the acquisition of beneficial ownership by any person (as defined in Sections 13(d) and 14(d) of the Exchange Act) of 25% or more of the combined voting power of the Company's then outstanding securities; or (3) during any period of two consecutive years, there is a change in the majority of the Board of Directors for any reason, unless the election of each new director was approved by at least two-thirds of the directors then still in office who were directors at the beginning of the period.

         The Company, Prime Bank and Mr. Kelly have entered into a Change of Control Agreement as of November 17, 1997, which obligates the Company to make certain payments to Mr. Kelly in the event that either (i) his employment with the Company is terminated, or (ii) he terminates his employment with the Company for "good reason", in each case after a "change in control", both as defined in a manner substantially similar to the definitions in the preceding paragraph. Upon such termination of employment, Mr. Kelly will be entitled to receive severance payments equal to the sum of (A) the product of the number 2 multiplied by his highest annual base salary includable in his gross income for federal income tax purposes for the past five years and (B) a prorated portion of the cash bonus received by Mr. Kelly for the prior fiscal year. Such severance payment will be paid in a lump sum within one (1) calendar week following the date of termination. However, if the severance payments would be deemed to constitute "parachute payments" under Section 280G of the Code, the severance payments will be reduced to the extent necessary to ensure that no portion of the payments are subject to the excise tax imposed by Section 4999 of the Code.

         Assuming that Messrs. Lynch, Bromley and Kelly continue to earn their 1998 base salaries, plus bonuses, their maximum severance payments, upon a termination for good reason in connection with a change in control, and without consideration of the excise tax imposed by Section 4999 of the Code, would be, respectively, $1,283,458, $520,000 and $344,875.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN GROUP DECISIONS

         The Compensation Committee of the Board of Directors is responsible for setting the compensation for executive officers of the Company. The members of the Compensation Committee during 1998 were William J. Cunningham, Joseph A. Fluehr, III, Robert A. Fox, Arthur J. Kania, Ernest Larenz and Erwin T. Straw. Mr. Straw was chief executive officer of the Company and Prime Bank until January 29, 1996 and an employee of Prime Bank until January 29, 1997. In 1998, Prime Bank leased certain real property from Dominion Properties, L.P., the majority ownership interest in which is owned by a trust established by Mr. Kania for the benefit of his children. The law firm in which Mr. Kania is a partner performed legal services for Prime Bank in 1998. These transactions are described in "Certain Relationships and Related Transactions" on page 61.

          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

                (The information under this caption shall not be deemed "filed" with the SEC or "soliciting material")


             COMPENSATION POLICIES APPLICABLE TO EXECUTIVE OFFICERS

         The Compensation Committee administers the Company's executive compensation programs and has responsibility for recommending to the Board of Directors for approval the compensation of all officers. The 1998 members of the Compensation Committee were William J. Cunningham, Joseph A. Fluehr, III, Robert
A. Fox, Arthur J. Kania, Ernest Larenz and Erwin T. Straw.

         The purpose of the Company's executive compensation program is to attract and retain key executives responsible for the success of the Company so as to maximize profits and shareholder value. The Company's executive compensation program is made up principally of annual base salary and benefits, incentive cash compensation and stock options awarded under the Company's Incentive Stock Option Plan (the "Plan").

         The Committee believes that the Company's overall financial performance should be an important factor in the compensation of its executive officers. The Committee seeks to align executives' goals with the shareholders' goals of stock appreciation and yield by having a policy, at the executive officer level, that a significant proportion of total compensation consist of variable, performance-based components, such as stock options, bonuses, and profit sharing plans, the value of which will rise or fall depending on the Company's performance. These incentive compensation programs are intended to reinforce management's commitment to enhancement of profitability and shareholder value.

         The Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for the chief executive officer and other executive officers. The corporate performance measures which the Committee considers include net income growth, earnings per common share, return on average common shareholders' equity and return on average total assets. The Committee also considers the executive's responsibilities, individual contribution to the Company's profits and achievement of any goals and objectives that may have been established for such executive. The Committee does not rely on any fixed formulae or specific numerical criteria in determining an executive's aggregate compensation, but does utilize peer group studies to determine the fairness and adequacy of aggregate compensation.


                   COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         The base salary of and cash bonus for Mr. Lynch, the Chief Executive Officer, are fixed largely by his Employment Agreement. However, in reviewing the fairness of his cash bonus and the level of his base salary, the Committee considered the following criteria: the Company's financial performance, which continues to be comparable or superior to many peer institutions and its capital position, which continues to be strong. The Committee also reviewed Mr. Lynch's experience, knowledge, leadership and management skills, and his communication and interaction with the Board of Directors. The Committee believes that Mr. Lynch has demonstrated the competency to continue above average growth of the Company and to position it strategically for strong future performance, while at all times taking into consideration its overall financial condition and the welfare of its shareholders.

         Finally, the Committee consulted surveys of executive compensation in the banking industry and considered the already established obligations under Mr. Lynch's Employment Agreement. In light of the number of stock options awarded to Mr. Lynch upon the commencement of his employment, a portion of which will vest through 2001, no additional options were granted to Mr. Lynch in 1998. In accordance with the compensation philosophy and process described above, the Committee concluded that a cash bonus of $120,750.00 was appropriate in the case of Mr. Lynch for 1998 and that his salary for 1999 remain at $345,000.00. These recommendations were approved by the Board of Directors and the cash bonus was paid in 1999.

                                                          Compensation Committee

                                                          Arthur J. Kania,
                                                           Chairman
                                                          William J. Cunningham
                                                          Joseph A. Fluehr, III
                                                          Robert A. Fox
                                                          Ernest Larenz
                                                          Erwin T. Straw



                            COMPENSATION OF DIRECTORS

         In 1998, each director received a $12,500 annual retainer. Directors received $600 for each Board meeting attended and $400 for each Committee Meeting attended. The Chairman of each committee received an additional $750 annual retainer. Mr. Straw received $50,000 in 1998 for his services as Chairman of the Board.

         In April 1998, the Directors' Deferred Compensation Plan was established. Under this plan, directors may elect to defer all or a portion of their director's fees, which are allocated monthly to a book account maintained by the Company. The two investment elections permitted are Prime common stock and Prime 30-day certificates of deposit. No stock or C/Ds are actually purchased, but earnings and appreciation thereon are calculated as if the elected investment were purchased as of the end of each month. Benefits are payable in cash either in a lump sum or in not more than 10 installments at the election of the director, generally upon retirement from the Board. At December 31, 1998, eight (8) directors were participating and had elected Prime common stock, and an amount equal to the equivalent of 6,577 shares of Prime common stock was accrued under the plan for the benefit of the directors.

PERFORMANCE GRAPH

 (The information under this caption shall not be deemed "filed" with the SEC or "Soliciting Material".)

     The graph below summarizes the cumulative return experienced by the Company's shareholders for the period from December 31, 1993 through December 31, 1998, compared to the NASDAQ Stock Market Index and the NASDAQ Bank Stocks Index.

The points on the graph represent the following numbers:


                    Prime         NASDAQ        NASDAQ
     Year          Bancorp     Stock Market   Bank Stock
---------------- ------------- ------------- -------------
     1993            100           100           100
     1994            317           210           206
     1995            397           292           307
     1996            413           363           406
     1997            717           444           685
     1998            630           672           613

         The lines and numbers represent index levels derived from compounded daily returns that include reinvestment of all dividends. Returns on Prime Bancorp, Inc. common stock have been adjusted to account for the 10% stock dividends distributed to shareholders on November 1, 1994 and February 1, 1996 and for the 2 for 1 stock split payable as a dividend to shareholders on June 19, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management.


                    BENEFICIAL OWNERSHIP OF VOTING SECURITIES

         The Company does not know of any person or group that is the beneficial owner of more than five percent of the outstanding shares of Common Stock, except as indicated herein. The following table reflects as of February 26, 1999, the Common Stock beneficially owned by holders of more than five percent of the outstanding Common Stock, directors, the named executive officers listed in the Summary Compensation Table at Item 11 above, and all officers and directors as a group. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the Common Stock owned by him or her.

                                                 AMOUNT AND
                                                  NATURE OF
                                                  BENEFICIAL            PERCENT
    BENEFICIAL OWNER                              OWNERSHIP  (1)       OF CLASS
    ----------------------------------------------------------------------------
    Arthur J. Kania Trust, Allen Speiser
     and Stanley J. Kania Trustees                1,007,832  (3)         9.17%
    Erwin T. Straw                                  547,157  (2,4)       4.94%
    Frederick G. Betz                                98,353  (2,5)           *
    Fred Blume                                        6,700  (6)             *
    William J. Cunningham                           218,315  (7)         1.99%
    Joseph A. Fluehr, III                            99,092  (2,8)           *
    Robert A. Fox                                    45,000  (9)             *
    Arthur J. Kania                                 245,630  (10)        2.24%
    Michael B. Laign                                  2,608
    Ernest Larenz                                   278,994  (11)        2.54%
    James J. Lynch                                  214,570  (2,12)      1.92%
    Roy T. Peraino                                   20,000  (13)
    David H. Platt                                    6,178                  *
    William H. Bromley                              198,338  (2,14)      1.79%
    James E. Kelly, Jr                               41,084  (2,15)          *
    All directors and officers as a group
    consisting of 14 persons (16)                 2,022,019             17.78%

----------------------------
* Less than 1%.


(1) The information contained in this table is based on information furnished by the respective shareholders or contained in filings made with the Securities and Exchange Commission. The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which the individual has the right to acquire under outstanding stock options within 60 days after March 31, 1999. Beneficial ownership may be disclaimed as to certain of the securities.

(2) Based on 10,984,833 shares outstanding on February 26, 1999; except when the percentage reported relates to shares of Common Stock that a person has a right to acquire, in which case it is based on the number of shares of Common Stock that would be outstanding after the exercise of such right. The following persons own presently exercisable stock options for the amount of shares indicated: Erwin T. Straw -- 100,748; Frederick G. Betz -- 14,736; William H. Bromley -- 66,000; Joseph A. Fluehr, III -- 11,000; James J. Lynch -- 176,000; and James E. Kelly -- 35,000.

(3) Includes 933,000 shares owned by the Trust, 55,496 shares owned by trusts or Allen Speiser's benefit, and 9,336 shares owned by a trust of which Mr. Speiser is trustee for the benefit of third parties. Excludes 245,630 shares owned directly by Mr. Arthur J. Kania, grantor of and counsel to the Arthur J. Kania Trust and a director of the Company. The address for the Trust is Two Bala Plaza, Fifth Floor, 333 City Line Avenue, Bala Cynwyd, PA 19004.

(4) 183,340 shares are held jointly by Mr. Straw and his wife. 92,890 shares are owned by Mr. Straw's wife. 2,315 shares are held for Mr. Straw in the Company's 401(k) plan. Also includes 30,924 shares which are owned by Eastern Telephone Systems, Inc., on the Board of Directors of which Mr. Straw serves and in which Mr. Straw has an equity interest.

(5) 7,270 shares of Common Stock are held by Fred Betz & Sons Profit Sharing Trust of which Mr. Betz is the Trustee, 47,514 shares are held by Mr. Betz' wife and 5,687 shares are held in an IRA account for Mr. Betz' wife.

(6)  Includes 300 shares owned by Mr. Blume's wife.

(7) Includes 15,578 shares owned by a pension plan for the benefit of Mr. Cunningham.

(8) 49,860 shares are held jointly by Mr. Fluehr and his wife. 2,904 shares are held in the Joseph A. Fluehr, III Funeral Homes, Inc. Profit Sharing Trust. Mr. and Mrs. Fluehr share investment control of these shares

(9) Includes 5,000 shares owned by a trust for which Mr. Fox is co-trustee and beneficiary.

(10) Excludes 933,000 shares owned by the Arthur J. Kania Trust established by Mr. Kania as grantor (See Note 3 above) and 198,228 shares owned by members of Mr. Kania's family. Mr. Kania disclaims beneficial ownership of all such shares.

(11) 8,521 shares are held in an IRA account for Mr. Larenz' wife.

(12) 4,224 shares are held for Mr. Lynch in the Company's 401(k) Plan.

(13) 20,000 shares are held in an IRA account.

(14) Includes 8,076 shares held for Mr. Bromley in the Company's 401(k) Plan. Also includes 1,450 shares held in an IRA account for the benefit of Mr. Bromley's wife, 420 shares owned directly by Mr. Bromley's wife and 475 shares owned directly by Mr. Bromley's children.

(15) Includes 1,157 shares held for Mr. Kelly in the Company's 401(k) Plan.

(16) This amount includes an aggregate of 403,484 shares of Common Stock issuable upon the exercise of presently exercisable stock options held by certain officers and directors of the Company. See Note 2 above. The address for each officer and director is c/o Prime Bancorp, Inc., 7111 Valley Green Road, Fort Washington, Pennsylvania 19034.


Item 13. Certain Relationships and Related Transactions.

                           INDEBTEDNESS OF MANAGEMENT

     Loans to directors and executive officers are made only in conformance with, and subject to the limitations of, applicable banking regulations. Such loans are made in the ordinary course of business and are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. These loans do not involve more than normal collection risk, nor do they present any other features more favorable than loans made to unaffiliated third parties.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Prime Bank, the Company's wholly-owned subsidiary, leased three (3) Bank branch offices and some administrative office space from Dominion Properties, L.P. ("Dominion") in 1998. The majority ownership interest in Dominion is held by the Arthur J. Kania Trust. Arthur J. Kania, a director of the Company, is grantor of the Trust and legal counsel to the Trust and Dominion. Mr. Kania's children are the beneficiaries of the Trust. Dominion sold one of the offices to an unrelated third party in December 1998 and sold a second property to an unrelated third party in March 1999..

         The leases with Dominion have original terms which expire on December 31, 2005. The leases provide for certain renewal options and rent escalation based upon increases in the Consumer Price Index. Total rent and other charges paid by the Company to Dominion under the leases in 1998 were approximately $419,000. Payments under individual leases may vary due to increases in the Consumer Price Index, real estate taxes, utilities and common area maintenance charges.

         In 1998, the law firm of Kania, Lindner, Lasak and Feeney performed legal services for the Company's subsidiaries and received compensation therefor. Mr. Kania is a partner in such firm.

         In 1998, the law firm of Blank Rome Comisky & McCauley, LLP performed legal services for the Company's subsidiaries and received compensation therefor. Mr. Blume is a partner in such firm. Mr. Blume's firm is also providing legal services to the Company in connection with the merger with Summit Bancorp.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a) The following documents are filed as a part of this report:

         (2) Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3) The following exhibits:


Exhibit No.                          Description

    2.1 Agreement and Plan Of Merger dated February 17, 1999 between Summit Bancorp., a New Jersey business corporation ("Summit"), and Prime Bancorp, Inc., a Pennsylvania business corporation ("Prime"). Prime will supplementally provide a copy of the exhibits and disclosure schedules to the SEC upon request.

    2.2 Stock Option Agreement, dated February 18, 1999 (this "Agreement"), between Summit Bancorp., a New Jersey corporation ("Grantee"), and Prime Bancorp, Inc., a Pennsylvania corporation ("Issuer").

    3.1 Articles of Incorporation of Prime Bancorp, Inc. - Incorporated herein by reference to Exhibit 3.1 of Registration Statement #333-13741

    3.2 Bylaws - Incorporated by reference to Exhibit 3.2 of Registration Statement #333-13741.

    4.1 Form of Registrant's Stock Certificate for common stock. - Incorporated herein by reference to Exhibit 4.2 to Registration Statement #333-13741.

   10.1* Employment Agreement between the Prime, Prime Bank and James J. Lynch dated December 18, 1995. Incorporated by reference to Exhibit 10.1(c) to Registrants Annual Report on Form 10-K for year ended December 31, 1995, File No. 0-17286.

   10.2*   Change in Control Agreement between the Company, Prime Bank and James
           E. Kelly dated November 17, 1997.

   10.3*   Directors Deferred Compensation Plan

   10.4* Employment Agreement between the Prime, Prime Bank and William H. Bromley to become effective upon completion of the merger with First Sterling. - Incorporated herein by reference to Exhibit 10.5 to Registration Statement #333-13741.

   10.5* First Sterling 1988 Non-Qualified Stock Option Plan - Incorporated herein by reference to Exhibit 10.6 to Registration Statement #333-13741.

   10.6 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated December 7, 1995 for Devon branch and office. - Incorporated herein by reference to Exhibit 10.7 to Registration Statement #333-13741.

   10.7 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated June 4, 1996 regarding right to reduce the space leased under lease agreement for Devon offices and then lease term for a portion of such space. - Incorporated herein by reference to Exhibit
           10.8 to Registration Statement #333-13741.

Exhibit No.                           Description

   10.8 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated as of December 15, 1995 for the St. David's branch. - Incorporated herein by reference to Exhibit 10.9 to Registration Statement #333-13741.

   10.9 Lease Agreement between Dominion Properties L.P. and First Sterling Bank dated as of December 15, 1995 for branch in Bryn Mawr Square. - Incorporated herein by reference to Exhibit 10.10 to Registration Statement #333-13741.

   10.10 Lease Agreement between Monument Road Associates and First Sterling Bank dated April 14, 1994 for Bala Cynwyd branch. - Incorporated herein by reference to Exhibit 10.11 to Registration Statement #333-13741.

   10.11 Lease Agreement between Silvio F. and Elizabeth O. D'Ignazio and First Sterling Bank dated as of July 3, 1996 for Media branch. - Incorporated herein by reference to Exhibit 10.12 to Registration Statement #333-13741.

   10.12* Executive Benefit Plan for Erwin T. Straw - Trust Agreement by and between Prime Bank and Investors Trust Company dated March 11, 1997.

   10.13* 1995 Incentive Stock Option Plan - Incorporated herein by reference to Exhibit 10.14 filed with the Securities and Exchange Commission on March 30, 1998.

   10.14* Prime's Salary Continuation and Supplemental Retirement Plan - Incorporated by reference to Exhibit 10.3 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

   10.15 Prime's Retirement Plan - Incorporated by reference to Exhibit 10.4 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

   10.16 Prime Bancorp, Inc. Retirement Savings Plan as amended and restated effective January 1, 1998.

   10.17 Lease Agreement between Prime Bank and Lotz Realty, Inc. - Incorporated by reference to exhibit to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

   10.18 Lease Agreement, between Prime Bank and Village Plaza Shopping Center. - Incorporated by reference to exhibit 10.7 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

   10.19 Lease Agreement, between Prime Bank and Grant Plaza. - Incorporated by reference to Exhibit 10.8 to Prime's Annual Report on Form 10-K for the fiscal year ending June 30, 1989, filed with the Securities and Exchange Commission on September 27, 1989.

   10.20 Lease Agreement, between Prime Bank and Hopkinson Corporation - Incorporated by reference to Exhibit 10.10 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1993, filed with the Securities and Exchange Commission on April 14, 1993.

   10.21 Lease Agreement, between Prime Bank and Foxcroft Square Company - Incorporated by reference to Exhibit 10.11 to Prime's quarterly report on Form 10-Q for the quarter ended March 31, 1993, filed with the Securities and Exchange Commission on April 14, 1993.

Exhibit No.                             Description

   10.22 Lease Agreement, between Prime Bank and Bell Atlantic Properties, Inc. dated January 7, 1985. Incorporated by reference to Exhibit
           10.12 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

   10.23 Lease Agreement, between Prime Bank and the Trust of Russell A. Allen, deceased dated July 31, 1985. - Incorporated by reference to
           Exhibit 10.13 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

   10.24 Lease Agreement, between Prime Bank and Mark Cohen dated September 24, 1994. - Incorporated by reference to Exhibit 10.14 to Prime's Annual Report on Form 10-K for the fiscal year ending December 31, 1994, filed with the Securities and Exchange Commission on March 30, 1995.

   10.25 Lease Agreement, between Prime Bank and CoreStates Bank dated March 1, 1995. Incorporated by reference to Exhibit 10.15 to Prime's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 30, 1996.

   10.26 Lease Agreement, between Prime Bank and Cameron C. Troilo and Olga Jean Troilo dated June 26, 1995. Incorporated by reference to Exhibit
           10.16 to Prime's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 30, 1996.

   10.27 Report on Form 11-K, Prime Bancorp, Inc. Retirement Savings Plan for the year ended December 31, 1998. (to be filed by amendment)

   22.1    Subsidiaries

   23.1    Consent of Ernst & Young, LLP

   23.2    Consent of KPMG LLP

   27      Financial Data Schedule

     *     Denotes a management contract or compensatory plan.

    (b)    Reports on Form 8-K
              1) Report dated February 18, 1999 relating to changes in control of registrant

                               PRIME BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused his report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        PRIME BANCORP, INC.


                                        /s/ James J. Lynch
                                            --------------------------------
                                            James J. Lynch, President and
                                            Chief Executive Officer

Date: March 28, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                     Title                                Date
---------                                     -----                                ----
/s/ Frederick G. Betz                         Director                             March 28, 1999
---------------------------
Frederick G. Betz





/s/ Fred Blume, Esq.                          Director                             March 28, 1999
---------------------------
Fred Blume, Esq.




/s/ William J. Cunningham                     Director                             March 28, 1999
---------------------------
William J. Cunningham




/s/ Joseph A. Fluehr, III                     Director                             March 28, 1999
---------------------------
Joseph A. Fluehr, III




/s/ Robert A. Fox                             Director                             March 28, 1999
---------------------------
Robert A. Fox



Signature                                     Title                                Date
---------                                     -----                                ----
/s/ Arthur J. Kania                           Director                             March 28, 1999
---------------------------
Arthur J. Kania




/s/ James E. Kelly                            Executive Vice President and         March 28, 1999
---------------------------                   Chief Financial Officer
James E. Kelly.




/s/ Michael B. Laign                          Director                             March 28, 1999
---------------------------
Michael B. Laign




/s/ Ernest Larenz                             Director                             March 28, 1999
---------------------------
Ernest Larenz




/s/ James J. Lynch                            Chairman, President and Chief        March 28, 1999
---------------------------                   Executive Officer (Principal
James J. Lynch                                Executive Officer)





/s/ Roy T. Peraino                            Director                             March 28, 1999
---------------------------
Roy T. Peraino




/s/ David H. Platt                            Director                             March 28, 1999
---------------------------
David H. Platt





/s/ Frank H. Reeves                           Senior Vice President                March 28, 1999
---------------------------                   Chief Accounting Officer
Frank H. Reeves




/s/ Erwin T. Straw                            Director                             March 28, 1999
---------------------------
Erwin T. Straw
