Form 10-Q
period 1999-03-31
PRIME BANCORP INC /PA
filed 1999-04-23
CIK 823550

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

For the Quarter Ended:
March 31, 1999                        Commission File Number: 0-17286

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

     The number of shares outstanding of the Registrant's common stock as of April 5, 1999:

                      Common Stock -- 11,001,806

                          PRIME BANCORP, INC.


                                 INDEX


Part I    Financial Information

     Item 1.   Consolidated Financial Statements

          Financial Highlights                                1

          Consolidated Statements of Financial                2
            Condition:
               March 31, 1999 (Unaudited) and
               December 31, 1998

          Consolidated Statements of Income,                  3
               Three Months Ended:
               March 31, 1999 and 1998
               (Unaudited)

          Consolidated Statements of Shareholders'            4
            Equity and Comprehensive Income,
               Three Months Ended:
               March 31, 1999 and 1998
               (Unaudited)

          Consolidated Statements of Cash Flows               5
               Three Months Ended:
               March 31, 1999 and 1998
               (Unaudited)

          Notes to Consolidated Financial Statements        6 - 7

     Item 2.   Management's Discussion and Analysis of      8 - 15
               Financial Condition and Results of
               Operations

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                             16

Part II     Other Information                                17

Signature                                                    18

                          PRIME BANCORP, INC.
                        FINANCIAL HIGHLIGHTS *
             (Dollars in thousands except per share data)
                              (Unaudited)

                            Quarter Ended
                               March 31,
                           ----------------
Income Statement             1999     1998   $ Change  % Change
----------------------------------------------------------------
Net Interest Income        $10,185   $9,797   $   388      4.0%
Provision for Loan
  Losses                       501      570       (69)   -12.1%
Non-Interest Income          1,235    1,175        60      5.1%
Non-Interest Expense         6,260    6,384      (124)    -1.9%
----------------------------------------------------------------
Income Before Taxes          4,659    4,018       641     16.0%
Income Taxes                 1,623    1,354      (269)   -19.9%
----------------------------------------------------------------
Net Income                  $3,036   $2,664    $  372     14.0%
----------------------------------------------------------------
----------------------------------------------------------------
Diluted earnings per share  $0.27    $0.24     $0.03      12.5%
----------------------------------------------------------------
----------------------------------------------------------------
Dividends per share         $0.110   $0.095    $0.015     15.8%
----------------------------------------------------------------
----------------------------------------------------------------

* The financial statements have been adjusted to reflect a 2 for 1 stock split paid to shareholders on June 19, 1998.

                             Quarter Ended
                               March 31,
                            ---------------
PERFORMANCE RATIOS            1999    1998     Change   % Change
----------------------------------------------------------------
Return on Average Assets     1.20%    1.12%     0.08%      7.1%
Return on Average Equity    13.57%   13.40%     0.17%      1.3%
Net Interest Margin          4.29%    4.41%    -0.12%     -2.7%
Efficiency Ratio            54.83%   58.22%    -3.39%     -5.8%
----------------------------------------------------------------

STATEMENT OF FINANCIAL CONDITION

                                                     Average Balances
                           Actual Balances             Quarter Ended
                               March 31,                  March 31,
                    -----------------------------------------------------
                          1999         1998         1999         1998
-------------------------------------------------------------------------
Total Assets           $1,040,863   $1,026,672   $1,026,028   $  963,080
Loans Receivable, net     664,311      630,511      656,999      633,335
Investment Securities
  Available for Sale      225,469      176,343      253,143      150,928
Investment Securities
  Held to Maturity         45,024      111,325       50,282      114,089
Deposits                  713,738      717,486      708,300      695,197
Total Borrowings          230,967      220,131      220,753      180,722
Shareholders' Equity       90,617       81,981       90,706       80,645
-------------------------------------------------------------------------

                                         March 31,
                                    -----------------
ASSET QUALITY                         1999      1998
-----------------------------------------------------
Non-Performing Assets to
  Total Assets                        0.32%     0.32%
Allowance for Loan Losses to
  Total Loans                         1.47%     1.39%
Allowance for Loan Losses to
  Non-Performing loans              383.53%   325.23%
Allowance for Loan Losses to
  Non-Performing Assets             293.46%   269.08%
-----------------------------------------------------

                          PRIME BANCORP, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (Dollars in thousands)

                                                    March 31,      December 31,
                                                       1999            1998
------------------------------------------------------------------------------
                                                   (Unaudited)
Assets
Cash and due from banks......................      $   31,629      $   31,027
Interest-bearing deposits....................          38,546          10,306
                                                   ----------      ----------
   Cash and cash equivalents.................          70,175          41,333
                                                   ----------      ----------

Investment securities held to maturity (fair
   value of $45,582 and $57,171).............          45,024          56,436
Investment securities available for sale
   at fair value.............................         225,469         250,935

Loans receivable.............................         674,233         666,483
  Allowance for loan losses..................          (9,922)         (9,569)
                                                   ----------      ----------
     Loans receivable, net...................         664,311         656,914
                                                   ----------      ----------

Loans held for sale .........................           3,252           2,081
Accrued interest receivable..................           7,448           7,659
Real estate owned............................             794             702
Land acquired for development and resale.....           1,282           1,705
Property and equipment.......................           9,663           9,652
Other assets.................................          13,445          11,923
                                                   ----------      ----------
      Total assets...........................      $1,040,863      $1,039,340
                                                   ----------      ----------
                                                   ----------      ----------

Liabilities and Shareholders' Equity
Liabilities:
   Deposits..................................      $  713,738      $  702,893
   Repurchase agreements.....................         106,967         103,852
   Borrowings from Federal Home Loan Bank of
     Pittsburgh..............................         124,000         134,503
   Other liabilities.........................           5,541           8,289
                                                   ----------      ----------
      Total liabilities......................         950,246         949,537
                                                   ----------      ----------

Shareholders' equity:
   Serial preferred, $1 par value; 2,000,000
     shares authorized and unissued..........           --              --
   Common stock, $1 par value; 13,000,000
     shares authorized; 11,001,806 and
     10,984,833 shares issued and outstanding
     in 1999 and 1998........................          11,002          10,985
   Additional paid-in capital................          34,653          34,435
   Retained earnings.........................          45,521          43,696
   Accumulated other comprehensive income,
     net of taxes............................            (559)            687
                                                   ----------      ----------
   Total shareholders' equity................          90,617          89,803
                                                   ----------      ----------
   Total liabilities and shareholders' equity      $1,040,863      $1,039,340
                                                   ----------      ----------
                                                   ----------      ----------







See accompanying notes to consolidated financial statements.

                          PRIME BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                        (Dollars in thousands)

                                                   Three Months Ended March 31
-------------------------------------------------------------------------------
                                                        1999           1998
-------------------------------------------------------------------------------
                                                           (Unaudited)
Interest income:
      Loans receivable........................       $  13,714      $  14,151
      Investment securities...................           4,570          3,964
      Interest-bearing deposits...............              90            243
                                                     ---------      ---------
           Total interest income..............          18,374         18,358
                                                     ---------      ---------

Interest expense:
      Deposits................................           5,522          6,133
      Short-term borrowings...................           1,013          1,343
      Long-term borrowings....................           1,654          1,085
                                                     ---------      ---------
           Total interest expense.............           8,189          8,561
                                                     ---------      ---------
           Net interest income................          10,185          9,797
                                                     ---------      ---------
Provision for loan losses.....................             501            570
                                                     ---------      ---------
      Net interest income after provision
         for loan losses......................           9,684          9,227
                                                     ---------      ---------

Non-interest income:
      Fees and service charges................             721            621
      Gain on sale of assets..................               2              6
      Mortgage banking income.................             267            302
      Other...................................             245            246
                                                     ---------      ---------
           Total non-interest income..........           1,235          1,175
                                                     ---------      ---------

Non-interest expenses:
      Salaries and employee benefits..........           3,375          3,273
      Occupancy and equipment.................           1,408          1,456
      Federal insurance premiums..............              87             85
      Other...................................           1,390          1,570
                                                     ---------      ---------
           Total non-interest expenses........           6,260          6,384
                                                     ---------      ---------

           Income before income taxes.........           4,659          4,018
      Income taxes............................           1,623          1,354
                                                     ---------      ---------
           Net Income.........................       $   3,036      $   2,664
                                                     ---------      ---------
                                                     ---------      ---------

Earnings per share:
  Basic......................................        $     .28      $     .24
  Diluted....................................              .27            .24

Weighted average number of shares outstanding:
  Basic......................................       10,989,290     10,896,772
  Diluted....................................       11,311,543     11,206,052

Dividends declared per share.................        $   0.110      $   0.095
                                                     ---------      ---------
                                                     ---------      ---------










See accompanying notes to consolidated financial statements.

                          PRIME BANCORP, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    AND OTHER COMPREHENSIVE INCOME
                        (Dollars in thousands)


                                      Three Months Ended March 31,
-------------------------------------------------------------------------------
                                   1999                         1998
-------------------------------------------------------------------------------
                                                  (Unaudited)
                       Shareholders' Comprehensive  Shareholders'  Comprehensive
                          Equity        Income         Equity         Income
--------------------------------------------------------------------------------
Common stock:
Beginning of period      $ 10,985                     $ 10,888
Stock options exercise         17                           46
                         --------                     --------
End of period              11,002                       10,934
                         --------                     --------

Additional paid in capital:
Beginning of period        34,435                       33,652
Stock options exercised       109                          155
Tax benefit associated
 with exercise of stock
 options                      109                          199
                         --------                     --------
End of period              34,653                       34,006
                         --------                     --------

Retained earnings:
Beginning of period        43,696                       35,884
Net income                  3,036       $ 3,036          2,664        $ 2,664
                                        -------                       -------
Dividends declared         (1,211)                      (1,039)
                         --------                      -------
End of period              45,521                       37,509
                         --------                      -------

Accumulated comprehensive income:
Beginning of period           687                         (560)
Unrealized holding gains
 (losses) on securities
 arising during the period,
 net of income taxes                     (1,246)                           92
                                        -------                       -------
Other comprehensive income (1,246)       (1,246)            92             92
                                        -------                       -------
Comprehensive income                    $ 1,790                       $ 2,756
                          -------       -------        -------        -------
End of period                (559)      -------           (468)       -------
                          -------                      -------
Total shareholders'
 equity                   $90,617                      $81,981
                          -------                      -------
                          -------                      -------


























See accompanying notes to consolidated financial statements.

                          PRIME BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)

                                                    Three Months Ended March 31,
--------------------------------------------------------------------------------
                                                         1999           1998
-------------------------------------------------------------------------------
                                                             (Unaudited)
Cash flows from operating activities:
  Net Income.................................         $   3,036     $   2,664
    Adjustments to reconcile net income
      to net cash from operating
      activities:
         Depreciation.........................              580           818
         (Gain) loss on sale of:
           Loans held for sale................             (244)         (205)
           Real estate owned..................                6            --
         Provision for loan losses............              501           570
         Loans held for sale:
           Originations, net of repayments....          (14,239)      (14,650)
           Sales..............................           13,312        11,447
         (Increase) decrease in other assets
            and accrued interest receivable...             (599)        7,116
         Decrease in other liabilities........           (2,343)         (467)
------------------------------------------------------------------------------
          Net cash provided from operating
               activities....................                10         7,293
------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of investment securities available
    for sale..................................           --           (74,889)
  Maturities of investment securities available
    for sale.................................            23,527        14,317
  Purchases of investment securities.........              (433)       (9,083)
  Maturities of investment securities........            11,845        15,746
  Loans receivable:
    Originations, net of repayments..........            (7,964)         (245)
  Proceeds from sale of land acquired for
    development and resale...................               980         1,126
  Increase in land acquired for development
    and resale...............................              (557)         (335)
  Purchase of property and equipment.........              (502)         (459)
  Increase in real estate owned..............               (32)         (178)
  Proceeds from sale of real estate owned....                --           579
-----------------------------------------------------------------------------
  Net cash provided from (used in) investing
      activities.............................             26,864      (53,421)
-----------------------------------------------------------------------------
 Cash flows from financing activities:
  Net increase in deposits...................             10,845       23,042
  (Increase) decrease in repurchase agreements             3,115      (10,882)
  Borrowings from the Federal Home Loan Bank
     of Pittsburgh...........................            142,000       81,200
  Repayments of borrowings from the Federal
    Home Loan Bank of Pittsburgh ............           (152,503)     (21,223)
  Decrease in advance payments by borrowers
    for taxes and insurance..................               (407)        (545)
  Net proceeds from issuance of common stock.                126          201
  Cash dividends paid........................             (1,208)      (1,034)
-----------------------------------------------------------------------------
     Net cash provided from (used in)
       financing activities..................             1,968        70,759
-----------------------------------------------------------------------------
      Net change in cash and cash equivalents            28,842        24,631
Cash and cash equivalents:
   Beginning of period......................             41,333        41,229
-----------------------------------------------------------------------------
   End of period............................          $  70,175     $  65,860
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest.............................          $   8,141     $   8,484
       Income taxes.........................                301            52
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
     Non-cash investing activity consisting of:
       Transfer of loans to real estate owned         $      66     $      12
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                          PRIME BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The financial information included herein is unaudited, however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management of Prime Bancorp, Inc. necessary to present fairly the statement of results for the interim periods. For further information refer to the consolidated financial statements and footnotes thereto included in Prime Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

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

     The Company follows a corporate strategy which focuses on providing individuals, businesses, and communities with high quality banking services. Banking services include lending money, gathering money and other complimentary fee generating services. The Company's loan products include commercial, commercial real estate and consumer loans and residential mortgages. Deposits and funding are gathered along five major lines which are checking, savings, retail CDs, jumbo CDs and commercial cash management.

     On February 17, 1999, Prime Bancorp, Inc. ("Prime") entered into a definitive Agreement and Plan of Merger pursuant to which Summit Bancorp, Inc. ("Summit") will acquire Prime. Under the terms of the definitive agreement, Summit will exchange one (1) share of Prime common stock for .675 shares of Summit common stock in a tax-free exchange with a transaction value of approximately $292.0 million. Upon the consummation of the merger with Summit Bancorp, the Bank will merge with Summit Bank of Pennsylvania. The transaction is subject to customary regulatory approvals and is anticipated to be completed in the third quarter of 1999. As a result of the transaction, the Board of Directors has concluded that it is in the best interest of the Company to defer the holding of the 1999 annual meeting of shareholders indefinitely. A special meeting of shareholders will be held to vote on the proposed transaction, and it is anticipated that the Board of Directors will take action to set the date for this meeting prior to April 30, 1999.

     As a condition to its offer to acquire Prime, and to discourage other companies from acquiring Prime, Summit required Prime to grant Summit a stock option that allows Summit to buy up to 1,087,498 shares of Prime's common stock at an exercise price of $18.00 per share. In addition, if the stock option becomes exercisible and Summit exercises the option in full, Prime is required to pay Summit $5,000,000. Summit can exercise the option only if another person acquires 25% or more of Prime common stock or Prime agrees to be acquired by another party, or Prime fails to hold the special meeting of shareholders to approve the merger or the Prime Board modifies or withdraws its recommendation of the merger after another person acquires or makes an offer to acquire 10% or more of Prime common stock, or has disclosed its intention to make a proposal for such transaction. As of the date of this document, we do not believe that any of these events has occured.

     The transaction is subject to certain regulatory approvals and is anticipated to be completed by the third quarter of 1999.

                          PRIME BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

     The following table shows the computation of shares outstanding for calculating earnings per share for the three months ended March 31, 1999 and 1998:


                                       Three Months Ended March 31,
-------------------------------------------------------------------
                                             1999         1998
-------------------------------------------------------------------
Basic
  Numerator
    Net income available to
      common shareholders                  $ 3,036      $ 2,664
  Demoninator
    Weighted average shares
      outstanding                       10,989,290   10,896,772
-----------------------------------------------------------------
Basic EPS                                  $   .28      $   .24
-----------------------------------------------------------------
-----------------------------------------------------------------

Diluted
  Numerator
    Net income available to
      common shareholders                  $ 3,036      $ 2,664
  Demoninator
    Weighted average shares
      outstanding                       10,989,290   10,896,772
    Dilutive stock options                 322,253      309,280
-----------------------------------------------------------------
                                        11,311,543   11,206,052
-----------------------------------------------------------------
Diluted EPS                                $   .27      $   .24
-----------------------------------------------------------------
-----------------------------------------------------------------


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Total assets at March 31, 1999 were $1.04 billion, about equal to the total on December 31, 1998. The loan portfolio increased to $674.2 million at March 31, 1999 from $666.5 million at year-end 1998. The funding for this loan growth came from maturing investment securities contributing to limited increases in total assets was a strategy to reduce term borrowings from the Federal Home Loan Bank when the use of these borrowed funds provide only a small investment spread. The Company will continue to seek investment opportunities during periods when borrowing costs are relatively attractive versus investment opportunities.

     The mix of the Company's loans receivable continues to show an emphasis on commercial, commercial real estate and consumer assets as the following table illustrates. The continuing decline in residential mortgages stems from prepayments due to lower borrowing costs for consumers and from the Company's strategy that generally results in the sale of new mortgage orginations into the secondary markets.

Loan Portfolio

                         March 31,          December 31,
                           1999                 1998
------------------------------------------------------------------------------
                     Balance  % Loans   Balance   % Loans   Variance  % Change
------------------------------------------------------------------------------
Commercial &
  Commercial R.E.   $ 431,175     64%  $ 419,898     63%    $  11,277      3%
Consumer              119,732     18%    117,309     18%        2,423      2%
Residential           123,326     18%    129,276     19%       (5,950)    -5%
------------------------------------------------------------------------------
Total Loans         $ 674,233    100%  $ 666,483    100%    $   7,750      1%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

     The Company is negotiating to sell its $11.0 million credit card portfolio to MBNA. A definitive agreement, which will result in a gain, is in process and is expected to close in the third quarter of 1999.

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

     Late in 1997 Prime established a team of senior officers to address Y2K issues. This company-wide effort involved an intense review of all systems and functions that could be affected by the date change in question. Aside from internal systems and functions, outside servicers and customers were subject to review in regard to their Y2K preparedness. The result of this process was the identification of 71 internal systems (six non-information technology related) that might be affected by Y2K and a small number of customers whose systems would need still further review and testing. See table II on page 9.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 and the Company's State of Readiness - Continued

     Through March 31, 1999, the Company had expensed over $250,000 in costs related to the Y2K issue. It is estimated that an additional $1.8 million of
expenditures will be made during the next eighteen months.   As some of these
future expenditures are capital items, the charge to current operating results is less, as indicated in the table that follows. Y2K project costs are being funded from operating cash flows and are not expected to have a material adverse effect on the Company's results of operations.

TABLE I
                      ESTIMATED Y2K EXPENDITURES

Period  Expenditures                 Charge to Expense
------------------------------------------------------------------
                           1997       1998       1999       2000
------------------------------------------------------------------
1997    $   25,000      $ 25,000   $   --     $   --     $   --
1998       376,850          --      101,100    173,200    115,510
1999     1,561,000          --         --      367,400    284,900
2000        87,150          --         --         --       12,100
-----------------------------------------------------------------
        $2,050,000      $ 25,000   $101,100   $540,600   $409,600
-----------------------------------------------------------------
-----------------------------------------------------------------


     The relative completion status of all Y2K projects as of April 1999 is reflected in the following table.

TABLE II
                     RELATIVE COMPLETION PERCENTS

                                                           Testing/
Exposure Area                Assessment   Remediation      Validation   Implementation
--------------------------------------------------------------------------------------
Information Technology
 (I/T)                         100%            98%            94%           75%
Non-I/T (Vaults, phones,
 fax machines, etc.)           100%           100%           100%          100%
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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 and the Company's State of Readiness - Continued

     The Company has developed a Year 2000 Corporate Contingency Plan, which was approved at the March 1999 Board Meeting, for "mission critical" systems which are those that are essential to the Company's daily operating
effectiveness.   These plans are designed to react in the event that the
solutions now in process to resolve Y2K issues are unsuccessful. Such plans involve manual process intervention, staffing increases, outsourcing and other alternatives.

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

     Cash flows from operating activities provided $10 thousand and $7.3 million for the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily due to the decrease in other assets of $7.1 million in 1998 compared to an increase of $599 thousand in 1999 which is partially offset by a decrease in other liabilities.

     Cash flows provided from investing activities were $26.9 million for the three months ended March 31, 1999 compared to cash used in investing activities of $53.4 million for the same period in 1998. This change was primarily attributable to $84.0 million in investment security purchases in 1998 compared to $433 thousand in 1999. The decrease in investment activity was the result of a lack of acceptable spreads in the investment market.

     Cash flows provided by financing activities were $2.0 million for the three months ended March 31, 1999 compared to $70.7 million for the same period in 1998. This change is primarily attributable to $60.0 million in net borrowings from the Federal Home Loan Bank of Pittsburgh in 1998 compared to a net repayment of $10.5 million in 1999. The 1998 borrowings were used to support the investment activity. Deposits in 1999 increased $10.8 million compared to $23.0 million for the same period in 1998.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital

     The Board of Governors of the Federal Reserve System (the "FRB") has adopted risk-based capital and leverage ratio requirements for bank holding companies and banks which are members of the Federal Reserve System. At March 31, 1999, the Company and the Bank met each of its capital requirements. The table below sets forth the minimum capital ratios applicable to the Company and the Bank, together with the actual dollar amounts and percentages of capital for the Bank in each category at March 31, 1999:

                                           For
                                         Capital            To Be Well
                                         Adequacy        Capitalized Under
                       Actual           Purposes:       Action Provisions:
                  --------------     --------------     ------------------
                  Amount   Ratio     Amount   Ratio       Amount   Ratio
                  --------------     --------------     ------------------
Total Capital (to risk weighted assets):
 Prime Bancorp    $97,799  13.06%     $59,925  8.00%       $74,906 10.00%
 Prime Bank        96,709  12.91%      59,906  8.00%        74,883 10.00%

Tier I Capital (to risk weighted assets):
 Prime Bancorp     88,429  11.81%      29,962  4.00%        44,944  6.00%
 Prime Bank        87,342  11.66%      29,953  4.00%        44,930  6.00%

Total Leverage (to average assets):
 Prime Bancorp     88,429   8.65%      40,870  4.00%        51,088  5.00%
 Prime Bank        87,342   8.56%      40,819  4.00%        51,023  5.00%


Net Income

     The Company reported net income of $3.0 million for the three months ended March 31,1999. This represents an increase of $372 thousand (14%) when compared to the same period in 1998.

                                     Three Months Ended
                                         March 31,        Increase
                                    -------------------
                                      1999        1998   (Decrease)   % Change
                                    ------------------------------------------
Net interest income                 $10,185     $ 9,797    $  388        4.0%
Provision for loan losses               501         570       (69)     (12.1%)
Fees and service charges                721         621       100       16.1%
Gain on sale of assets                    2           6        (4)     (66.7%)
Mortgage banking activities             267         302       (35)     (11.6%)
Other income                            245         246        (1)      (0.4%)
Operating expenses                    6,260       6,384      (124)      (1.9%)
Taxes                                 1,623       1 354       269       19.9%
                                    -------     -------    ------    --------
Net income                          $ 3,036     $ 2,664    $  372       14.0%
                                    -------     -------    ------    --------
                                    -------     -------    ------    --------

     Higher net interest income along with increased revenues from fees and service charges along with small decreases in the lower loan loss provision and operating expenses were the primary reasons for increased net revenues for the three month period as summarized above. Higher taxes partly offset the increase in net revenues.

     On a diluted per share basis net income for the three month period amounted to $0.27 compared to $0.24 in the similar period of 1998, a 13% increase.

     The increases in net income helped to raise performance ratios as the Company's return on average equity rose to 13.6% for the three month period ended March 31, 1999 compared to 13.4% in the same period of 1998. The return on average assets was 1.20% compare to 1.12% in the year ago period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income

     Net interest income was $10.2 million for the three months ended March 31, 1999. This represents a 4.0% increase when compared to net interest income of $9.8 million for the same period in 1998. This is primarily due to loan growth in higher yielding commercial and commercial real estate loans.

     The net interest margin decreased to 4.29% from 4.41% for the three months ended March 31, 1999 and 1998. The decrease is the result of a decline in yields following Federal Reserve actions to lower market rates that was not wholly offset by lower deposit and borrowing costs.

     The table below illustrates the changes in the net interest rate margin and interest rate spread for the three months ended March 31, 1999 and 1998.


      CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT
                       INCOME/EXPENSE AND RATES
                        (Dollars in thousands)

                                   Three Months Ended March 31,
-----------------------------------------------------------------------------
                                 1999                         1998
-----------------------------------------------------------------------------
                        Average    Interest        Average    Interest
                        Balance    Inc/Exp  Yield  Balance    Inc/Exp  Yield
-----------------------------------------------------------------------------
Interest earning assets:
Commercial & commercial
real estate           $  420,175   $ 8,959   8.65%  $353,873   $ 8,188   9.38%
Consumer                 119,519     2,501   8.49%   107,883     2,527   9.50%
Residential mortgages    127,086     2,254   7.09%   180,204     3,436   7.63%
------------------------------------------------------------------------------
Total loans              666,780    13,714   8.34%   641,960    14,151   8.94%
------------------------------------------------------------------------------

Investments              303,425     4,735   6.33%   265,017     4,282   6.55%
------------------------------------------------------------------------------
Total earning assets     970,205    18,449   7.71%   906,977    18,433   8.24%
------------------------------------------------------------------------------
Allowance for loan loss   (9,781)      --     --      (8,624)      --      --
Non-earning assets        65,604       --     --      64,727       --      --
------------------------------------------------------------------------------
Total assets          $1,026,028   $18,449          $963,080   $18,433
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Interest-bearing liabilities:
Demand                $  177,306   $    60   0.14%  $149,136   $    62   0.17%
Savings                  239,710     1,745   2.95%   194,086     1,406   2.94%
Retail C/D's             254,253     3,281   5.23%   298,863     3,949   5.36%
Jumbo C/D's               37,031       436   4.77%    53,112       716   5.47%
------------------------------------------------------------------------------
Total deposits           708,300     5,522   3.16%   695,197     6,133   3.58%
------------------------------------------------------------------------------

Borrowings               220,753     2,667   4.90%   182,415     2,428   5.40%
------------------------------------------------------------------------------
Total interest-bearing
  liabilities            929,053     8,189   3.57%   877,612     8,561   3.96%
------------------------------------------------------------------------------
Other liabilities          6,269       --      --      4,823       --       --
Shareholders' equity      90,706       --      --     80,645       --       --
------------------------------------------------------------------------------
Total liabilities &
 shareholders' equity $1,026,028   $ 8,189          $963,080   $ 8,561
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net interest income/interest
  rate spread                     $ 10,260   4.14%             $ 9,872   4.28%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Net interest earning
  assets/net yield      $ 41,152             4.29%  $ 29,365             4.41%
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Interest earning assets to
  interest- bearing
  liabilities               104%                        103%
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 Provisions for Loan Losses

     The provision for loan losses was $501 thousand for the three months ended March 31, 1999 compared to $570 thousand for the same period in 1998. The allowance for loan losses was $9.9 million and $9.6 million at March 31, 1999 and December 31, 1998, respectively. The Company had net charge-offs of $148 thousand for the three months ended March 31, 1999, compared to $186 thousand for the comparable period in 1998.

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

     The following is a summary of the activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998 (Dollars in thousands):

                                           1999                  1998
-----------------------------------------------------------------------------
Balance at the beginning of period      $  9,569              $  8,485

Provision for loan losses                    501                   570

Recoveries:
   Commercial & Commercial Real Estate        22                    76
   Consumer                                   24                    43
   Residential                                50                     2
                                        ---------              --------
Total                                         96                   121
                                        ---------              --------

Losses charged against allowance:
   Commercial & Commercial Real Estate       (22)                  (17)
   Consumer                                 (222)                 (290)
                                        ---------             ---------
Total                                       (244)                 (307)
                                        ---------             ---------
Balance at the end of period            $  9,922              $  8,869
                                        ---------             ---------
                                        ---------             ---------

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

Asset Quality

     Non-performing assets, which include non-accruing loans and real estate owned, totaled $3.4 million at March 31, 1999 compared to $3.6 million at December 31, 1998.

     The following table sets forth non-performing assets as of March 31, 1999 and December 31, 1998 (Dollars in thousands):

                                      March 31,    December 31,   March 31,
                                        1999           1998         1998
---------------------------------------------------------------------------
Non-accrual loans (1):
  Residential loans                   $  1,334      $  1,302      $  1,276
  Consumer loans                           494           552           383
  Commercial loans                         759         1,056         1,069
                                      --------      --------      --------
    Total non-accrual loans              2,587         2,910         2,727
  Real estate owned                        794           702           568
                                      --------      --------      --------
    Total non-performing assets       $  3,381      $  3,612      $  3,295
                                      --------      --------      --------
                                      --------      --------      --------
  Total non-performing loans to
    loans receivable                     0.38%         0.44%         0.43%
                                      --------      --------      --------
                                      --------      --------      --------
  Total non-performing assets to
    total assets                         0.32%         0.35%         0.32%
                                      --------      --------      --------
                                      --------      --------      --------
  Ratio of allowance for loan
    losses to non-performing loans     383.53%       328.72%       325.23%
                                      --------      --------      --------
                                      --------      --------      --------

(1) Statistics do not include the impact of a condominium project, which was acquired in 1995 by a deed in lieu of foreclosure and classified as land acquired for development and resale. Non-performing assets and the ratio of non-performing assets to total assets would have been $4.7 million and 0.45% at March 31, 1999, $5.3 million and 0.51% at December 31, 1998 and $8.5 million and 0.83% at March 31, 1998 if the condominium project was included in non-performing assets.


Non-Interest Income

     Non-interest income was $1.24 million for the three months ended March 31, 1999. This is an increase of 5% when compared to the same period in 1998. The increase in income was principally due to more fee income from increased commercial deposit relationships.

     Mortgage banking income, including profits from the origination and sale of residential mortgages, totaled $267 thousand compared to $302 thousand in the same period of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Non-Interest Expense

     The primary component of non-interest expenses is salaries and employee benefits, which increased 3.1% for the three months ended March 31, 1999 to $3.4 million from $3.3 million in 1998. This increase is primarily attributable to the Company's expanded commercial banking activities and the addition of technology manpower, some of which is related to the Y2K issue.

     Occupancy and equipment expense decreased to $1.4 million for the three months ended March 31, 1999 from $1.5 million for the same period in 1998. The decrease is primarily attributable to lower machine maintenance costs due to technological enhancements involving the upgrading of data processing and telecommunication systems in 1998.

     Other expenses decreased to $1.5 million for the three months ended March 31, 1999 from $1.7 million for the same period in 1998. This decrease is primarily attributable to reduced expenses relating to real estate owned and shares tax expense.

Dividend Policy

     The Board of Directors of the Company declared a cash dividend of $0.11 per share of common stock on March 18, 1999, payable April 30, 1999, to shareholders of record on March 31, 1999. It is currently the Board's intention to continue to pay dividends on a quarterly basis. The dividend declared on March 18, 1999 was the Company's forty-first consecutive quarterly cash dividend.

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

     No material changes in the Company's market risk or market strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1998.

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





      Date: April 22, 1999               /s/ James J. Lynch
                                         --------------------------
                                         James J. Lynch
                                         President and Chief
                                           Executive Officer



     Date: April 22, 1999                /s/ Frank H. Reeves
                                         --------------------------
                                         Frank H. Reeves
                                         Senior Vice President and
                                           Chief Accounting Officer